Form 10-Q
period 2006-03-31
CCH II LLC; CCH II CAPITAL CORP
filed 2006-05-12
CIK 1266604, 1266605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number:    333-111423
 333-111423-01

CCH II, LLC *
CCH II Capital Corp.*
(Exact name of registrants as specified in their charters)

Delaware Delaware	03-0511293 13-4257703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri   63131
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

All of the issued and outstanding shares of capital stock of CCH II Capital Corp. are held by CCH II, LLC. All of the limited liability company membership interests of CCH II, LLC are held by CCH I, LLC (an indirect wholly owned subsidiary of Charter Communications Holdings, LLC, a reporting company under the Exchange Act). There is no public trading market for any of the aforementioned limited liability company membership interests of shares of capital stock.

* CCH II, LLC and CCH II Capital Corp. meet the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore filing with the reduced disclosure format.

CCH II, LLC
CCH II Capital Corp.
Quarterly Report on Form 10-Q for the Period ended March 31, 2006

Table of Contents

Page

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements - CCH II, LLC and Subsidiaries
Condensed Consolidated Balance Sheets as of March 31, 2006
and December 31, 2005	4
Condensed Consolidated Statements of Operations for the three
months ended March 31, 2006 and 2005	5
Condensed Consolidated Statements of Cash Flows for the
three months ended March 31, 2006 and 2005	6
Notes to Condensed Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 5. Other Information	39

Item 6. Exhibits	39

SIGNATURES	40

EXHIBIT INDEX	41

This quarterly report on Form 10-Q is for the three months ended March 31, 2006. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "we," "us" and "our" refer to CCH II, LLC and its subsidiaries.

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

•	our and our parent companies’ ability to comply with all covenants in our and our parent companies’ indentures and credit facilities, any violation of which would result in a violation of the applicable facility or indenture and could trigger a default of other obligations under cross-default provisions;
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

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

CCH II, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$26	$3
Accounts receivable, less allowance for doubtful accounts of
$15 and $17, respectively	148	212
Prepaid expenses and other current assets	23	22
Assets held for sale	754	--
Total current assets	951	237

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $6,679 and $6,712, respectively	5,402	5,800
Franchises, net	9,287	9,826
Total investment in cable properties, net	14,689	15,626

OTHER NONCURRENT ASSETS	249	238

Total assets	$15,889	$16,101

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$871	$923
Payables to related party	99	102
Liabilities held for sale	19	--
Total current liabilities	989	1,025

LONG-TERM DEBT	10,720	10,624
LOANS PAYABLE - RELATED PARTY	129	22
DEFERRED MANAGEMENT FEES - RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	369	392
MINORITY INTEREST	626	622

MEMBER’S EQUITY:
Member’s equity	3,041	3,400
Accumulated other comprehensive income	1	2

Total member’s equity	3,042	3,402

Total liabilities and member’s equity	$15,889	$16,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended March 31,
	2006	2005

REVENUES	$1,374	$1,271

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	626	559
Selling, general and administrative	281	241
Depreciation and amortization	358	381
Asset impairment charges	99	31
Other operating expenses, net	3	8

	1,367	1,220

Income from operations	7	51

OTHER INCOME AND (EXPENSES):
Interest expense, net	(239)	(198)
Other income, net	6	20

	(233)	(178)

Loss before income taxes	(226)	(127)

INCOME TAX EXPENSE	(2)	(6)

Net loss	$(228)	$(133)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended March 31,
	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(228)	$(133)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	358	381
Asset impairment charges	99	31
Noncash interest expense	9	7
Deferred income taxes	--	5
Other, net	(2)	(17)
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	60	33
Prepaid expenses and other assets	(2)	(2)
Accounts payable, accrued expenses and other	(52)	(113)
Receivables from and payables to related party, including management fees	(3)	(5)

Net cash flows from operating activities	239	187

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(241)	(211)
Change in accrued expenses related to capital expenditures	(7)	16
Proceeds from sale of assets	9	6
Purchase of cable system	(42)	--
Purchases of investments	--	(1)
Proceeds from investments	5	--

Net cash flows from investing activities	(276)	(190)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	415	200
Borrowings from related parties	--	139
Repayments of long-term debt	(759)	(740)
Repayments to related parties	--	(7)
Proceeds from issuance of debt	440	--
Payments for debt issuance costs	(10)	(3)
Distributions	(26)	(106)

Net cash flows from financing activities	60	(517)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23	(520)
CASH AND CASH EQUIVALENTS, beginning of period	3	546

CASH AND CASH EQUIVALENTS, end of period	$26	$26

CASH PAID FOR INTEREST	$214	$188

NONCASH TRANSACTIONS:
Issuance of debt by Charter Communications Operating, LLC	$37	$271
Retirement of Renaissance Media Group LLC debt	$(37)	$--
Distribution of intercompany note to related party	$(105)	$--
Retirement of Charter Communications Holdings, LLC notes and accrued interest	$--	$(280)
Transfer of property, plant and equipment from parent company	$--	$139

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

1.	Organization and Basis of Presentation

CCH II, LLC ("CCH II") is a holding company whose principal assets at March 31, 2006 are equity interests in its operating subsidiaries. CCH II is a direct subsidiary of CCH I, LLC ("CCH I"), which is an indirect subsidiary of Charter Communications Holdings, LLC ("Charter Holdings"). Charter Holdings is an indirect subsidiary of Charter Communications, Inc. ("Charter"). The condensed consolidated financial statements include the accounts of CCH II and all of its subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company." All significant intercompany accounts and transactions among consolidated entities have been eliminated. The Company is a broadband communications company operating in the United States. The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed Internet services and, in some areas, advanced broadband services such as high definition television, video on demand and telephone. The Company sells its cable video programming, high-speed Internet and advanced broadband services on a subscription basis. The Company also sells local advertising on satellite-delivered networks.

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC"). Accordingly, certain information and footnote disclosures typically included in CCH II’s Annual Report on Form 10-K have been condensed or omitted for this quarterly report. The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities. However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented. Interim results are not necessarily indicative of results for a full year.

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

Reclassifications

Certain 2005 amounts have been reclassified to conform with the 2006 presentation.

2.	Liquidity and Capital Resources

The Company had net loss of $228 million and $133 million for the three months ended March 31, 2006 and 2005, respectively. The Company’s net cash flows from operating activities were $239 million and $187 million for the three months ended March 31, 2006 and 2005, respectively.

Recent Financing Transactions

On January 30, 2006, CCH II and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which were provided, directly or indirectly, to Charter Communications Operating, LLC ("Charter Operating"), which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

In April 2006, Charter Operating completed a $6.85 billion refinancing of its credit facilities including a new $350 million revolving/term facility (which converts to a term loan in one year), a $5.0 billion term loan due in 2013 and certain amendments to the existing $1.5 billion revolving credit facility. In addition, the refinancing reduced margins on Eurodollar rate Term A & B loans to 2.625% from a weighted average of 3.15% previously and margins on base rate term loans to 1.625% from a weighted average of 2.15% previously. Concurrent with this refinancing, the CCO Holdings, LLC ("CCO Holdings") bridge loan was terminated.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The Company's long-term financing as of March 31, 2006 consists of $5.4 billion of credit facility debt and $5.3 billion accreted value of high-yield notes. Pro forma for the completion of the credit facility refinancing discussed above, none of the Company’s debt matures in the remainder of 2006, and in 2007 and 2008, $25 million and $128 million mature, respectively. In 2009 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

The Company requires significant cash to fund debt service costs, capital expenditures and ongoing operations. The Company has historically funded these requirements through cash flows from operating activities, borrowings under its credit facilities, equity contributions from its parent companies, sales of assets, issuances of debt securities and cash on hand. However, the mix of funding sources changes from period to period. For the three months ended March 31, 2006, the Company generated $239 million of net cash flows from operating activities, after paying cash interest of $214 million. In addition, the Company used approximately $241 million for purchases of property, plant and equipment. Finally, the Company had net cash flows from financing activities of $60 million.

The Company expects that cash on hand, cash flows from operating activities, proceeds from sales of assets and the amounts available under its credit facilities will be adequate to meet its and its parent companies’ cash needs through 2007. The Company believes that cash flows from operating activities and amounts available under the Company’s credit facilities may not be sufficient to fund the Company’s operations and satisfy its and its parent companies’ interest and debt repayment obligations in 2008 and will not be sufficient to fund such needs in 2009 and beyond. The Company has been advised that Charter continues to work with its financial advisors in its approach to addressing liquidity, debt maturities and the Company’s overall balance sheet leverage.

Debt Covenants

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Operating credit facilities. The Charter Operating credit facilities, along with the Company’s indentures, contain certain restrictive covenants, some of which require the Company to maintain specified financial ratios and meet financial tests and to provide annual audited financial statements with an unqualified opinion from the Company’s independent auditors. As of March 31, 2006, the Company is in compliance with the covenants under its indentures and credit facilities, and the Company expects to remain in compliance with those covenants for the next twelve months. As of March 31, 2006, the Company’s potential availability under its credit facilities totaled approximately $904 million, although the actual availability at that time was only $516 million because of limits imposed by covenant restrictions. However, pro forma for the completion of the credit facility refinancing discussed above, the Company’s potential availability under its credit facilities as of March 31, 2006 would have been approximately $1.3 billion, although actual covenanted availability of $516 million would remain unchanged. Continued access to the Company’s credit facilities is subject to the Company remaining in compliance with these covenants, including covenants tied to the Company’s operating performance. If any events of non-compliance occur, funding under the credit facilities may not be available and defaults on some or potentially all of the Company’s debt obligations could occur. An event of default under any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and, under certain circumstances, in cross-defaults under its other debt obligations, which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of the Company’s parent companies could cause serious disruption to the Company's business and have a material adverse effect on the Company’s business and results of operations. A failure by Charter Holdings, CCH I Holdings, LLC ("CIH") or CCH I to satisfy their debt payment obligations or a bankruptcy filing with respect to Charter Holdings, CIH or CCH I would give the lenders under the Company’s credit facilities the right to accelerate the payment obligations under these facilities. Any such acceleration would be a default under the indenture governing the Company’s notes. On a consolidated basis, the Company’s parent companies have a significant level of debt, which, including the Company’s debt, totaled approximately $19.5 billion as of March 31, 2006, as discussed below.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

Charter’s ability to make interest payments on its convertible senior notes, and, in 2006 and 2009, to repay the outstanding principal of its convertible senior notes of $20 million and $863 million, respectively, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries. As of March 31, 2006, Charter Holdco was owed $24 million in intercompany loans from its subsidiaries, which were available to pay interest and principal on Charter's convertible senior notes. In addition, Charter has $99 million of governmental securities pledged as security for the next four scheduled semi-annual interest payments on Charter’s 5.875% convertible senior notes.

As of March 31, 2006, Charter Holdings, CIH and CCH I had approximately $7.8 billion principal amount of high-yield notes outstanding with approximately $105 million, $0, $684 million and $7.0 billion maturing in 2007, 2008, 2009 and thereafter, respectively. Charter, Charter Holdings, CIH and CCH I will need to raise additional capital or receive distributions or payments from the Company in order to satisfy their debt obligations. However, because of their significant indebtedness, the Company’s ability and the ability of the parent companies to raise additional capital at reasonable rates or at all is uncertain. During the three months ended March 31, 2006, the Company distributed $26 million of cash to its parent company.

Distributions by Charter’s subsidiaries to a parent company (including Charter, CCHC, LLC (“CCHC”), Charter Holdco, Charter Holdings, CIH and CCH I) for payment of principal on parent company notes are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes and Charter Operating notes unless there is no default, each applicable subsidiary’s leverage ratio test is met at the time of such distribution and, in the case of Charter’s convertible senior notes, other specified tests are met. For the quarter ended March 31, 2006, there was no default under any of these indentures and the other specified tests were met. However, certain of the Company’s subsidiaries did not meet their respective leverage ratio tests based on March 31, 2006 financial results. As a result, distributions from certain of the Company’s subsidiaries to their parent companies have been restricted and will continue to be restricted until those tests are met. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the credit facilities.

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

Specific Limitations at Charter Holdings

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended March 31, 2006, there was no default under Charter Holdings’ indentures and the other specified tests were met. However, Charter Holdings did not meet the leverage ratio test of 8.75 to 1.0 based on March 31, 2006 financial results. As a result, distributions from Charter Holdings to Charter or Charter Holdco have been restricted and will continue to be restricted until that test is met. During this restriction period, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter up to an amount determined by a formula, as long as there is no default under the indentures.

3.	Sale of Assets

In February 2006, the Company signed three separate definitive agreements to sell certain cable television systems serving a total of approximately 360,000 analog video customers in West Virginia, Virginia, Illinois, Kentucky, Nevada, Colorado, New Mexico and Utah for a total of approximately $971 million. As of March 31, 2006, those cable systems met the criteria for assets held for sale under Statement of Financial Accounting Standards ("SFAS")

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the three months ended March 31, 2006 of approximately $99 million. In addition, assets and liabilities to be sold were reclassified as held for sale. Assets held for sale on the Company's balance sheet as of March 31, 2006 included current assets of approximately $5 million, property, plant and equipment of approximately $312 million and franchises of approximately $437 million. Liabilities held for sale on the Company's balance sheet as of March 31, 2006 included current liabilities of approximately $6 million and other long-term liabilities of approximately $13 million.

In 2005, the Company closed the sale of certain cable systems in Texas, West Virginia and Nebraska representing a total of approximately 33,000 analog video customers. During the three months ended March 31, 2005, certain of those cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the three months ended March 31, 2005 of approximately $31 million.

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

As of March 31, 2006 and December 31, 2005, indefinite-lived and finite-lived intangible assets are presented in the following table:

	March 31, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$9,270	$--	$9,270	$9,806	$--	$9,806
Goodwill	52	--	52	52	--	52

	$9,322	$--	$9,322	$9,858	$--	$9,858
Finite-lived intangible assets:
Franchises with finite lives	$23	$6	$17	$27	$7	$20

For the three months ended March 31, 2006, the net carrying amount of indefinite-lived and finite-lived franchises was reduced by $434 million and $3 million, respectively, related to franchises reclassified as assets held for sale. For the three months ended March 31, 2006, franchises with indefinite lives also decreased $3 million related to a cable asset sale completed in the first quarter of 2006 and $99 million as a result of the asset impairment charges recorded related to assets held for sale (see Note 3). Franchise amortization expense for the three months ended March 31, 2006 and 2005 was approximately $0 and $1 million, respectively, which represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. The Company expects that amortization expense on franchise assets will be approximately $2 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

5.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006	December 31, 2005

Accounts payable - trade	$81	$100
Accrued capital expenditures	66	73
Accrued expenses:
Interest	180	166
Programming costs	288	272
Franchise-related fees	44	67
Compensation	54	60
Other	158	185

	$871	$923

6.	Long-Term Debt

Long-term debt consists of the following as of March 31, 2006 and December 31, 2005:

	March 31, 2006		December 31, 2005
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
Long-Term Debt
CCH II, LLC:
10.250% senior notes due 2010	$2,051	$2,041	$1,601	$1,601
CCO Holdings, LLC:
8¾% senior notes due 2013	800	795	800	794
Senior floating notes due 2010	550	550	550	550
Charter Communications Operating, LLC:
8% senior second lien notes due 2012	1,100	1,100	1,100	1,100
8 3/8% senior second lien notes due 2014	770	770	733	733
Renaissance Media Group LLC:
10.000% senior discount notes due 2008	77	78	114	115
Credit Facilities
Charter Operating	5,386	5,386	5,731	5,731
	$10,734	$10,720	$10,629	$10,624

The accreted values presented above generally represent the principal amount of the notes less the original issue discount at the time of sale plus the accretion to the balance sheet date.

On January 30, 2006, CCH II and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which were provided, directly or indirectly, to Charter Operating, which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

On March 13, 2006, the Company exchanged $37 million of Renaissance Media Group LLC 10% senior discount notes due 2008 for $37 million principal amount of new Charter Operating 8 3/8% senior second-lien notes due 2014 issued in a private transaction under Rule 144A. The terms and conditions of the new Charter Operating 8 3/8% senior

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

second-lien notes due 2014 are identical to Charter Operating’s currently outstanding 8 3/8% senior second-lien notes due 2014.

In March 2005, Charter Operating consummated exchange transactions with a small number of institutional holders of Charter Holdings 8.25% senior notes due 2007 pursuant to which Charter Operating issued, in private placements, approximately $271 million principal amount of new notes with terms identical to Charter Operating's 8.375% senior second lien notes due 2014 in exchange for approximately $284 million of the Charter Holdings 8.25% senior notes due 2007. The Charter Holdings notes received in the exchange were thereafter distributed to Charter Holdings and canceled.

Loss on extinguishment of debt

In March 2005, CCH II’s subsidiary, CC V Holdings, LLC, redeemed all of its 11.875% notes due 2008, at 103.958% of principal amount, plus accrued and unpaid interest to the date of redemption. The total cost of redemption was approximately $122 million and was funded through borrowings under the Charter Operating credit facilities. The redemption resulted in a loss on extinguishment of debt for the three months ended March 31, 2005 of approximately $5 million included in other expense on the Company’s condensed consolidated statements of operations.

7.	Loans Payable-Related Party

Loans payable-related party as of March 31, 2006 consists of loans from Charter Holdco and Charter Holdings to the Company of $24 million and $105 million, respectively.  Loans payable-related party as of December 31, 2005 consists of loans from Charter Holdco to the Company of $22 million.  These loans bear interest at a rate of LIBOR plus 3.0%, reset quarterly.  These loans are subject to certain limitations and may be repaid with borrowings under the Company’s revolving credit facility.

8.	Minority Interest

Minority interest on the Company’s consolidated balance sheets as of March 31, 2006 and December 31, 2005 primarily represents preferred membership interests in CC VIII, LLC ("CC VIII"), an indirect subsidiary of CCH II, of $626 million and $622 million, respectively. As more fully described in Note 19, this preferred interest is held by CCHC and Mr. Allen, Charter’s Chairman and controlling shareholder. Minority interest in the accompanying condensed consolidated statements of operations includes the 2% accretion of the preferred membership interests plus approximately 18.6% of CC VIII’s income, net of accretion.

9.	Comprehensive Loss

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets. Additionally, the Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss. Comprehensive loss for the three months ended March 31, 2006 and 2005 was $229 million and $124 million, respectively.

10.	Accounting for Derivative Instruments and Hedging Activities

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

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended March 31, 2006 and 2005, other income includes gains of $2 million and $1 million, respectively, which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the three months ended March 31, 2006 and 2005, a loss of $1 million and a gain $9 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income in the Company’s condensed consolidated statements of operations. For the three months ended March 31, 2006 and 2005, other income includes gains of $6 million and $26 million, respectively, for interest rate derivative instruments not designated as hedges.

As of March 31, 2006 and December 31, 2005, the Company had outstanding $1.8 billion and $1.8 billion and $20 million and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

11.	Revenues

Revenues consist of the following for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005

Video	$869	$842
High-speed Internet	254	215
Telephone	20	6
Advertising sales	70	64
Commercial	76	65
Other	85	79

	$1,374	$1,271

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

12.	Operating Expenses

Operating expenses consist of the following for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005

Programming	$391	$358
Service	209	176
Advertising sales	26	25

	$626	$559

13.	Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005

General and administrative	$243	$206
Marketing	38	35

	$281	$241

Components of selling expense are included in general and administrative and marketing expense.

14.	Other Operating Expenses

Other operating expenses consist of the following for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005

Loss on sale of assets, net	$--	$4
Special charges, net	3	4

	$3	$8

Special charges for the three months ended March 31, 2006 and 2005 primarily represent severance costs as a result of reducing workforce, consolidating administrative offices and executive severance.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

15.	Other Income

Other income consists of the following for the three months ended March 31, 2006 and 2005:

	Three Months Ended March 31,
	2006	2005

Gain on derivative instruments and hedging activities, net	$8	$27
Loss on extinguishment of debt	--	(5)
Minority interest	(4)	(3)
Other, net	2	1

	$6	$20

16.	Income Taxes

CCH II is a single member limited liability company not subject to income tax. CCH II holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax. However, certain of CCH II’s indirect subsidiaries are corporations that are subject to income tax.

As of March 31, 2006 and December 31, 2005, the Company had net deferred income tax liabilities of approximately $213 million.  The net deferred income tax liabilities relate to certain of the Company’s indirect subsidiaries, which file separate income tax returns.

During the three months ended March 31, 2006 and 2005, the Company recorded $2 million and $6 million of income tax expense, respectively.  The income tax expense is recognized through current federal and state income tax expense as well as increases to the deferred tax liabilities of certain of the Company’s indirect corporate subsidiaries.

Charter Holdco is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2002 and 2003.  The results of the Company (excluding the indirect corporate subsidiaries) for these years are subject to this examination. Management does not expect the results of this examination to have a material adverse effect on the Company’s condensed consolidated financial condition or results of operations.

17.	Contingencies

The Company is a party to lawsuits and claims that arise in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these lawsuits and claims are not expected to have a material adverse effect on the Company’s consolidated financial condition, results of operations or its liquidity.

18.	Stock Compensation Plans

Charter has stock option plans (the “Plans”) which provide for the grant of non-qualified stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock and/or shares of restricted stock (not to exceed 20,000,000), as each term is defined in the Plans. Employees, officers, consultants and directors of Charter and its subsidiaries and affiliates are eligible to receive grants under the Plans. Options granted generally vest over four to five years from the grant date, with 25% generally vesting on the anniversary of the grant date and ratably thereafter. Generally, options expire 10 years from the grant date. The Plans allow for the issuance of up to a total of 90,000,000 shares of Charter Class A common stock (or units convertible into Charter Class A common stock).

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the three months ended March 31, 2006 and 2005, respectively: risk-free interest rates of 4.5% and 3.7%; expected volatility of 91.8% and 72.5%; and expected lives of 6.25 years and 4.5 years, respectively. The valuations assume no dividends are paid. During the three months ended March 31, 2006, Charter granted 4.8 million stock options with a weighted average exercise price of $1.07. As of March 31, 2006, Charter had 30.7 million and 10.7 million options outstanding and exercisable, respectively, with weighted average exercise prices of $3.96 and $7.39, respectively, and weighted average remaining contractual lives of 8 years and 7 years, respectively.

On January 1, 2006, the Company adopted revised SFAS No. 123, Share - Based payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Because the Company adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, the revised standard did not have a material impact on its financial statements. The Company recorded $4 million of option compensation expense which is included in general and administrative expense for each of the three months ended March 31, 2006 and 2005, respectively.

In February 2006, the Compensation Committee of Charter’s Board of Directors approved a modification to the financial performance measures under Charter's Long-Term Incentive Program ("LTIP") required to be met for the performance shares to vest. After the modification, management believes that approximately 2.5 million of the performance shares are likely to vest. As such, expense of approximately $3 million will be amortized over the remaining two year service period. During the three months ended March 31, 2006, Charter granted an additional 7.9 million performance shares under the LTIP. The impacts of such grant and the modification of the 2005 awards were de minimis to the Company’s results of operations for the three months ended March 31, 2006.

19.	Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers and affiliates of the Company are involved. Unless otherwise disclosed, management believes that each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

CC VIII, LLC

As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, CCH II’s indirect limited liability company subsidiary, issued, after adjustments, 24,273,943 Class A preferred membership units (collectively, the "CC VIII interest") with a value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the "Comcast sellers"). Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the "Comcast put right"). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen has become the holder of the CC VIII interest, indirectly through an affiliate. In the event of a liquidation of CC VIII, Mr. Allen would be entitled to a priority distribution with respect to a 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC and Mr. Allen in proportion to CC V Holdings, LLC's capital account and Mr. Allen's capital account (which would have equaled the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen's pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003).

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

As of October 31, 2005, Mr. Allen, the Special Committee, Charter, Charter Holdco and certain of their affiliates, agreed to settle the dispute, and execute certain permanent and irrevocable releases pursuant to the Settlement Agreement and Mutual Release agreement dated October 31, 2005 (the "Settlement"). Pursuant to the Settlement, CII has retained 30% of its CC VIII interest (the "Remaining Interests"). The Remaining Interests are subject to certain drag along, tag along and transfer restrictions as detailed in the revised CC VIII Limited Liability Company Agreement. CII transferred the other 70% of the CC VIII interest directly and indirectly, through Charter Holdco, to a newly formed entity, CCHC (a direct subsidiary of Charter Holdco and the direct parent of Charter Holdings). Of the 70% of the CC VIII preferred interests, 7.4% has been transferred by CII to CCHC for a subordinated exchangeable note with an initial accreted value of $48 million, accreting at 14%, compounded quarterly, with a 15-year maturity (the "Note"). The remaining 62.6% has been transferred by CII to Charter Holdco, in accordance with the terms of the settlement for no additional monetary consideration. Charter Holdco contributed the 62.6% interest to CCHC.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

CCH II, LLC ("CCH II") is a holding company whose principal assets as of March 31, 2006 are equity interests in its operating subsidiaries. CCH II is a direct subsidiary of CCH I, LLC ("CCH I"), which is an indirect subsidiary of Charter Communications Holdings, LLC ("Charter Holdings"). Charter Holdings is an indirect subsidiary of Charter Communications, Inc. ("Charter"). "We," "us" and "our" refer to CCH II and/or its subsidiaries.

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

The following table summarizes our customer statistics for analog and digital video, residential high-speed Internet and residential telephone as of March 31, 2006 and 2005:

	Approximate as of
	March 31,	March 31,
	2006 (a)	2005 (a)

Cable Video Services:
Analog Video:
Residential (non-bulk) analog video customers (b)	5,640,200	5,732,600
Multi-dwelling (bulk) and commercial unit customers (c)	273,700	252,200
Total analog video customers (b)(c)	5,913,900	5,984,800

Digital Video:
Digital video customers (d)	2,866,400	2,694,600

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,322,400	1,978,400
Residential telephone customers (f)	191,100	55,300

Included in the 70,900 net loss of analog video customers is approximately 15,800 of net losses related to systems impacted by hurricanes Katrina and Rita.

After giving effect to the acquisition of cable systems in January 2006 and the sale of certain non-strategic cable systems in July 2005, March 31, 2005 analog video customers, digital video customers, high-speed Internet customers and telephone customers would have been 5,974,600, 2,690,300, 1,990,200 and 70,300, respectively.

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees). At March 31, 2006 and 2005, "customers" include approximately 48,500 and 43,100 persons whose accounts were over 60 days past due in payment, approximately 11,900 and 7,000 persons whose accounts were over 90 days past due in payment, and approximately 7,800 and 3,600 of which were over 120 days past due in payment, respectively.

(b)
"Analog video customers" include all customers who receive video services (including those who also purchase high-speed Internet and telephone services) but excludes approximately 287,700 and 241,700 customers at March 31, 2006 and 2005, respectively, who receive high-speed Internet service only or telephone service only and who are only counted as high-speed Internet customers or telephone customers.

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

(d)
"Digital video customers" include all households that have one or more digital set-top terminals. Included in "digital video customers" on March 31, 2006 and 2005 are approximately 8,500 and 10,000 customers, respectively, that receive digital video service directly through satellite transmission.

(e)	"Residential high-speed Internet customers" represent those customers who subscribe to our high-speed Internet service.

(f)	"Residential telephone customers" include all households receiving telephone service.

Overview of Operations

We have a history of net losses. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur because of our debt and depreciation expenses that we incur resulting from the capital investments we have made and continue to make in our cable properties. We expect that these expenses will remain significant, and we therefore expect to continue to report net losses for the foreseeable future.

For the three months ended March 31, 2006 and 2005, our income from operations, which includes depreciation and amortization expense and asset impairment charges but excludes interest expense, was $7 million and $51 million, respectively. We had operating margins of 1% and 4% for the three months ended March 31, 2006 and 2005, respectively. The decrease in income from operations and operating margins for the three months ended March 31, 2006 compared to 2005 was principally due to an increase in operating costs and asset impairment charges of $68 million.

Historically, our ability to fund operations and investing activities has depended on our continued access to credit under our credit facilities. We expect we will continue to borrow under our credit facilities from time to time to fund cash needs. The occurrence of an event of default under our credit facilities could result in borrowings from these credit facilities being unavailable to us and could, in the event of a payment default or acceleration, also trigger events of default under the indentures governing our outstanding notes and would have a material adverse effect on us. Approximately $22 million of indebtedness under our credit facilities is scheduled to mature during the remainder of 2006, which we expect to fund through borrowings under our revolving credit facility. See "— Liquidity and Capital Resources."

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2005 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions):

	Three Months Ended March 31,
	2006		2005

Revenues	$1,374	100%	$1,271	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	626	46%	559	44%
Selling, general and administrative	281	20%	241	19%
Depreciation and amortization	358	26%	381	30%
Asset impairment charges	99	7%	31	2%
Other operating expenses, net	3	--	8	1%

	1,367	99%	1,220	96%

Income from operations	7	1%	51	4%

Interest expense, net	(239)		(198)
Other income, net	6		20

	(233)		(178)

Loss before income taxes	(226)		(127)

Income tax expense	(2)		(6)

Net loss	$(228)		$(133)

Revenues. The overall increase in revenues in 2006 compared to 2005 is principally the result of an increase of 344,000 high-speed Internet customers and 171,800 digital video customers, as well as price increases for video and high-speed Internet services, and is offset partially by a decrease of 70,900 analog video customers. Our goal is to increase revenues by improving customer service, which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages and increasing the number of customers who purchase high-speed Internet services, digital video and advanced products and services such as telephone, video on demand ("VOD"), high definition television and digital video recorder service.

Average monthly revenue per analog video customer increased to $77.64 for the three months ended March 31, 2006 from $70.75 for the three months ended March 31, 2005 primarily as a result of incremental revenues from advanced services and price increases. Average monthly revenue per analog video customer represents total quarterly revenue, divided by three, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Three Months Ended March 31,
	2006		2005		2006 over 2005
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$869	63%	$842	66%	$27	3%
High-speed Internet	254	18%	215	17%	39	18%
Telephone	20	2%	6	1%	14	233%
Advertising sales	70	5%	64	5%	6	9%
Commercial	76	6%	65	5%	11	17%
Other	85	6%	79	6%	6	8%

	$1,374	100%	$1,271	100%	$103	8%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Approximately $27 million of the increase was the result of price increases and incremental video revenues from existing customers and approximately $11 million was the result of an increase in digital video customers. The increases were offset by decreases of approximately $11 million related to a decrease in analog video customers.

Approximately $38 million of the increase in revenues from high-speed Internet services provided to our non-commercial customers related to the increase in the average number of customers receiving high-speed Internet services, whereas approximately $1 million related to the increase in average price of the service.

Revenues from telephone services increased primarily as a result of an increase of 135,800 telephone customers in 2006.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues increased primarily as a result of an increase in local advertising sales and a one-time ad buy by a programmer offset by a decline in national advertising sales. For the three months ended March 31, 2006 and 2005, we received $6 million and $3 million, respectively, in advertising sales revenues from programmers.

Commercial revenues consist primarily of revenues from cable video and high-speed Internet services to our commercial customers. Commercial revenues increased primarily as a result of an increase in commercial high-speed Internet revenues.

Other revenues consist of revenues from franchise fees, telephone revenue, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For each of the three months ended March 31, 2006 and 2005, franchise fees represented approximately 53% of total other revenues. The increase in other revenues was primarily the result of an increase in franchise fees of $4 million, installation revenue of $1 million and wire maintenance fees of $1 million.

Operating Expenses. Programming costs included in the accompanying condensed consolidated statements of operations were $391 million and $358 million, representing 62% and 64% of total operating expenses for the three months ended March 31, 2006 and 2005, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):

	Three Months Ended March 31,
	2006		2005		2006 over 2005
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

Programming	$391	29%	$358	28%	$33	9%
Service	209	15%	176	14%	33	19%
Advertising sales	26	2%	25	2%	1	4%

	$626	46%	$559	44%	$67	12%

Programming costs consist primarily of costs paid to programmers for analog, premium, digital channels, VOD and pay-per-view programming. The increase in programming costs was primarily a result of rate increases. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $4 million and $9 million for the three months ended March 31, 2006 and 2005, respectively.

Our cable programming costs have increased in every year we have operated in excess of customary inflationary and cost-of-living increases. We expect them to continue to increase due to a variety of factors, including annual increases imposed by programmers and additional programming being provided to customers as a result of system rebuilds and bandwidth reallocation, both of which increase channel capacity. In 2006, we expect programming costs to increase at a higher rate than in 2005. These costs will be determined in part on the outcome of programming negotiations in 2006 and will likely be subject to offsetting events or otherwise affected by factors similar to the ones mentioned in the preceding paragraph. Our increasing programming costs have resulted in declining operating margins for our video services because we have been unable to pass on all cost increases to our customers. We expect to partially offset any resulting margin compression from our traditional video services with revenue from advanced video services, increased telephone revenues, high-speed Internet revenues, advertising revenues and commercial service revenues.

Service costs consist primarily of service personnel salaries and benefits, franchise fees, system utilities, costs of providing high-speed Internet service, maintenance and pole rent expense. The increase in service costs resulted primarily from increased labor and maintenance costs to support improved service levels and our advanced products of $12 million, increased costs of providing high-speed Internet and telephone service of $9 million, higher fuel and utility prices of $4 million and franchise fees of $3 million. Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses increased primarily as a result of increased salary, benefit and commission costs.

Selling, General and Administrative Expenses. Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Three Months Ended March 31,
	2006		2005		2006 over 2005
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

General and administrative	$243	17%	$206	16%	$37	18%
Marketing	38	3%	35	3%	3	9%

	$281	20%	$241	19%	$40	17%

General and administrative expenses consist primarily of salaries and benefits, rent expense, billing costs, customer care center costs, internal network costs, bad debt expense and property taxes. The increase in general and administrative expenses resulted primarily from a rise in salaries and benefits of $26 million and increases in customer care center costs of $4 million related to investments to improve customer service levels, consulting services of $2 million, billing costs of $2 million, property and casualty insurance of $2 million and property taxes of $1 million.

Marketing expenses increased as a result of an increased investment in targeted marketing campaigns.

Depreciation and Amortization. Depreciation and amortization expense decreased by $23 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The decrease in depreciation was the result of assets becoming fully depreciated offset by an increase in capital expenditures.

Asset Impairment Charges. Asset impairment charges for the three months ended March 31, 2006 and 2005 represent the write-down of assets related to cable asset sales to fair value less costs to sell. See Note 3 to the condensed consolidated financial statements.

Other Operating Expenses, Net. Other operating expenses decreased $5 million as a result of a $4 million decrease in losses on sales of assets and a $1 million decrease in special charges.

Interest Expense, Net. Net interest expense increased by $41 million, or 21%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The increase in net interest expense was a result of an increase in our average borrowing rate from 7.82% in the first quarter of 2005 to 8.57% in the first quarter of 2006 and an increase of $912 million in average debt outstanding from $9.8 billion for the first quarter of 2005 compared to $10.7 billion for the first quarter of 2006.

Other Income, Net. Other income decreased $14 million primarily as a result of a $19 million decrease in net gains on derivative instruments and hedging activities as a result of decreases in gains on interest rate agreements that do not qualify for hedge accounting under Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities. Other income in 2005 also included net losses on extinguishment of debt of $5 million which did not recur in 2006. See Note 6 to the condensed consolidated financial statements. Other income also includes the 2% accretion of the preferred membership interests in our indirect subsidiary, CC VIII, and the pro rata share of the profits and losses of CC VIII.

Income Tax Expense. Income tax expense was recognized through increases in deferred tax liabilities and current federal and state income tax expenses of certain of our indirect corporate subsidiaries.

Net Loss. Net loss increased by $95 million, or 71%, for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Financing Transactions

On January 30, 2006, CCH II and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which were provided, directly or indirectly, to Charter Communications Operating, LLC ("Charter Operating"), which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

In April 2006, Charter Operating completed a $6.85 billion refinancing of its credit facilities including a new $350 million revolving/term facility (which converts to a term loan in one year), a $5.0 billion term loan due in 2013 and certain amendments to the existing $1.5 billion revolving credit facility. In addition, the refinancing reduced margins on Eurodollar rate Term A & B loans to 2.625% from a weighted average of 3.15% previously and margins on base rate term loans to 1.625% from a weighted average of 2.15% previously. Concurrent with this refinancing, the CCO Holdings, LLC ("CCO Holdings") bridge loan was terminated.

Our long-term financing as of March 31, 2006 consists of $5.4 billion of credit facility debt and $5.3 billion accreted value of high-yield notes. Pro forma for the completion of the credit facility refinancing discussed above, none of our debt matures in the remainder of 2006, and in 2007 and 2008, $25 million and $128 million mature, respectively. In 2009 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations. We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, equity contributions from our parent companies, sales of assets, issuances of debt securities and cash on hand. However, the mix of funding sources changes from period to period. For the three months ended March 31, 2006, we generated $239 million of net cash flows from operating activities after paying cash interest of $214 million. In addition, we used approximately $241 million for purchases of property, plant and equipment. Finally, we had net cash flows from financing activities of $60 million. We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under our credit facilities, our and our parent companies’ access to the debt markets, the timing of possible asset sales and our ability to generate cash flows from operating activities. We continue to explore asset dispositions as one of several possible actions that we could take in the future to improve our liquidity, but we do not presently consider unannounced future asset sales as a significant source of liquidity.

We expect that cash on hand, cash flows from operating activities, proceeds from sale of assets and the amounts available under our credit facilities will be adequate to meet our and our parent companies’ cash needs through 2007. We believe that cash flows from operating activities and amounts available under our credit facilities may not be sufficient to fund our operations and satisfy our and our parent companies’ interest and principal repayment obligations in 2008 and will not be sufficient to fund such needs in 2009 and beyond. We have been advised that Charter continues to work with its financial advisors in its approach to addressing liquidity, debt maturities and our overall balance sheet leverage.

Debt Covenants

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities. The Charter Operating credit facilities, along with our indentures, contain certain restrictive covenants, some of which require us to maintain specified financial ratios and meet financial tests and to provide annual audited financial statements with an unqualified opinion from our independent auditors. As of March 31, 2006, we are in compliance with the covenants under our indentures and credit facilities, and we expect to remain in compliance with those covenants for the next twelve months. As of March 31, 2006, our potential availability under our credit facilities totaled approximately $904 million, although the actual availability at that time was only $516 million because of limits imposed by covenant restrictions. However, pro forma for the completion of the credit facility refinancing discussed above, our potential availability under our credit facilities as of March 31, 2006 would have been approximately $1.3 billion, although actual covenanted availability of $516 million would remain unchanged. Continued access to our credit facilities is subject to our remaining in compliance with these covenants, including covenants tied to our operating performance. If any events of non-compliance occur, funding under the credit facilities may not be available and defaults on some or potentially all of our debt obligations could occur. An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of our parent companies could cause serious disruption to our business and have a material adverse effect on our business and results of operations. A failure by Charter Holdings, CCH I Holdings, LLC ("CIH") or CCH I to satisfy their debt payment obligations or a bankruptcy filing with respect to Charter Holdings, CIH or CCH I would give the lenders under our credit facilities the right to accelerate the payment obligations under these facilities. Any such acceleration would be a default under the indenture governing our notes. On a consolidated basis, our parent companies have a significant level of debt, which, including our debt, totaled approximately $19.5 billion as of March 31, 2006, as discussed below.

Charter’s ability to make interest payments on its convertible senior notes, and, in 2006 and 2009, to repay the outstanding principal of its convertible senior notes of $20 million and $863 million, respectively, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries. As of March 31, 2006, Charter Holdco was owed $24 million in intercompany loans from its subsidiaries, which were available to pay interest and principal on Charter’s convertible senior notes. In addition, Charter has $99 million of governmental securities pledged as security for the next four scheduled semi-annual interest payments on Charter’s 5.875% convertible senior notes.

As of March 31, 2006, Charter Holdings, CIH and CCH I had approximately $7.8 billion principal amount of high-yield notes outstanding with approximately $105 million, $0, $684 million and $7.0 billion maturing in 2007, 2008, 2009 and thereafter, respectively. Charter, Charter Holdings, CIH and CCH I will need to raise additional capital or receive distributions or payments from us in order to satisfy their debt obligations. However, because of their significant indebtedness, our ability and the ability of the parent companies to raise additional capital at reasonable rates or at all is uncertain. During the three months ended March 31, 2006, we distributed $26 million of cash to our parent company.

Distributions by Charter’s subsidiaries to a parent company (including Charter, CCHC, LLC, Charter Holdco, Charter Holdings, CIH and CCH I) for payment of principal on parent company notes are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes and Charter Operating notes unless there is no default, each applicable subsidiary’s leverage ratio test is met at the time of such distribution and, in the case of our convertible senior notes, other specified tests are met. For the quarter ended March 31, 2006, there was no default under any of these indentures and the other specified tests were met. However, certain of our subsidiaries did not meet their respective leverage ratio tests based on March 31, 2006 financial results. As a result, distributions from certain of our subsidiaries to their parent companies have been restricted and will continue to be restricted until those tests are met. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the credit facilities.

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

Specific Limitations at Charter Holdings

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended March 31, 2006, there was no default under Charter Holdings’ indentures and the other specified tests were met. However, Charter Holdings did not meet the leverage ratio test of 8.75 to 1.0 based on March 31, 2006 financial results. As a result, distributions from Charter Holdings to Charter or Charter Holdco have been restricted and will continue to be restricted until that test is met.  During this restriction period, in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter up to an amount determined by a formula, as long as there is no default under the indentures.

Our ability to incur additional debt may be limited by the restrictive covenants in our indentures and credit facilities. No assurances can be given that we will not experience liquidity problems if we do not obtain sufficient additional financing on a timely basis as our debt becomes due or because of adverse market conditions, increased competition or other unfavorable events. If, at any time, additional capital or borrowing capacity is required beyond amounts internally generated or available under our credit facilities or through additional debt or equity financings, we would consider:

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

Sale of Assets

In February 2006, we signed three separate definitive agreements to sell certain cable television systems serving a total of approximately 360,000 analog video customers in West Virginia, Virginia, Illinois, Kentucky, Nevada, Colorado, New Mexico and Utah for a total of approximately $971 million. As of March 31, 2006, those cable systems met the criteria for assets held for sale under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the three months ended March 31, 2006 of approximately $99 million.

In July 2005, we closed the sale of certain cable systems in Texas and West Virginia and closed the sale of an additional cable system in Nebraska in October 2005 for a total sales price of approximately $37 million, representing a total of approximately 33,000 customers.

Acquisition

In January 2006, we closed the purchase of certain cable systems in Minnesota from Seren Innovations, Inc. We acquired approximately 17,500 analog video customers, 8,000 digital video customers, 13,200 high-speed Internet customers and 14,500 telephone customers for a total purchase price of approximately $42 million.

Historical Operating, Financing and Investing Activities

We held $26 million in cash and cash equivalents as of March 31, 2006 compared to $3 million as of December 31, 2005. For the three months ended March 31, 2006, we generated $239 million of net cash flows from operating activities after paying cash interest of $214 million. In addition, we used approximately $241 million for purchases of property, plant and equipment. Finally, we had net cash flows from financing activities of $60 million.

Operating Activities. Net cash provided by operating activities increased $52 million, or 28%, from $187 million for the three months ended March 31, 2005 to $239 million for the three months ended March 31, 2006. For the three months ended March 31, 2006, net cash provided by operating activities increased primarily as a result of changes in operating assets and liabilities that provided $90 million more cash during the three months ended March 31, 2006 than the corresponding period in 2005 offset with an increase in cash interest expense of $39 million over the corresponding prior period.

Investing Activities. Net cash used by investing activities for the three months ended March 31, 2006 and 2005 was $276 million and $190 million, respectively. Investing activities used $86 million more cash during the three months ended March 31, 2006 than the corresponding period in 2005 primarily as a result of increased cash used for capital expenditures in 2006 coupled with cash used for the purchase of cable systems discussed above.

Financing Activities. Net cash provided by financing activities was $60 million for the three months ended March 31, 2006 and net cash used in financing activities was $517 million for the three months ended March 31, 2005. The increase in cash provided during the three months ended March 31, 2006 as compared to the corresponding period in 2005, was primarily the result of proceeds from the issuance of debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $241 million and $211 million for the three months ended March 31, 2006 and 2005, respectively. Capital expenditures increased as a result of increased spending on customer premise equipment as a result of increases in digital video, high-speed Internet and telephone customers. See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. In addition, during the three months ended March 31, 2006 and 2005, our liabilities related to capital expenditures decreased $7 million and increased $16 million, respectively.

During 2006, we expect capital expenditures to be approximately $1.0 billion to $1.1 billion. We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital and for scalable infrastructure costs. We expect to fund capital expenditures for 2006 primarily from cash flows from operating activities, proceeds from asset sales and borrowings under our credit facilities.

We have adopted capital expenditure disclosure guidance, which was developed by eleven publicly traded cable system operators, including Charter, with the support of the National Cable & Telecommunications Association ("NCTA"). The disclosure is intended to provide more consistency in the reporting of operating statistics in capital expenditures and customers among peer companies in the cable industry. These disclosure guidelines are not required disclosure under Generally Accepted Accounting Principles ("GAAP"), nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three months ended March 31, 2006 and 2005 (dollars in millions):

	Three Months Ended March 31,
	2006	2005

Customer premise equipment (a)	$130	$86
Scalable infrastructure (b)	34	42
Line extensions (c)	26	29
Upgrade/Rebuild (d)	9	10
Support capital (e)	42	44

Total capital expenditures	$241	$211

(a)
Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues. It also includes customer installation costs in accordance with SFAS No. 51, Financial Reporting by Cable Television Companies, and customer premise equipment (e.g., set-top terminals and cable modems, etc.).

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based upon the above evaluation, our management believes that our controls provide such reasonable assurances.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

CCH II is a party to lawsuits and claims that have arisen in the ordinary course of conducting its business. In the opinion of management, after taking into account recorded liabilities, the outcome of these other lawsuits and claims are not expected to have a material adverse effect on our consolidated financial condition, results of operations or our liquidity.

Item 1A. Risk Factors

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

Some of these factors are beyond our control. If we and our parent companies are unable to generate sufficient cash flow and/or access additional external liquidity sources, we and our parent companies may not be able to service and repay our and our parent companies’ debt, operate our business, respond to competitive challenges or fund our and our parent companies’ other liquidity and capital needs. Although CCH II and CCH II Capital Corp. sold $450 million principal amount of 10.250% senior notes due 2010 in January 2006, we or our parent companies may not be able to access additional sources of external liquidity on similar terms, if at all. We believe that cash flows from operating activities and amounts available under our credit facilities will not be sufficient to fund our operations and satisfy our and our parent companies’ interest and principal repayment obligations in 2009 and beyond.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We may not be able to access funds under our credit facilities if we fail to satisfy the covenant restrictions in the credit facilities, which could adversely affect our financial condition and our ability to conduct our business.

We have historically relied on access to credit facilities in order to fund operations and to service our and our parent company debt, and we expect such reliance to continue in the future. Our total potential borrowing availability under the Charter Operating credit facilities was approximately $904 million as of March 31, 2006, although the actual availability at that time was only $516 million because of limits imposed by covenant restrictions. However, pro forma for the completion of the credit facility refinancing discussed above, our potential availability under our credit facilities as of March 31, 2006 would have been approximately $1.3 billion, although actual covenanted availability of $516 million would remain unchanged.

An event of default under the credit facilities or indentures, if not waived, could result in the acceleration of those debt obligations and, consequently, our and our parent companies’ other debt obligations. Such acceleration could result in exercise of remedies by our creditors and could force us to seek the protection of the bankruptcy laws, which could materially adversely impact our ability to operate our business and to make payments under our debt instruments. In addition, an event of default under the credit facilities, such as the failure to maintain the applicable required financial ratios, would prevent additional borrowing under our credit facilities, which could materially adversely affect our ability to operate our business and to make payments under our and our parent companies’ debt instruments.

Because of our holding company structure, our outstanding notes are structurally subordinated in right of payment to all liabilities of our subsidiaries. Restrictions in our subsidiaries’ debt instruments limit their ability to provide funds to us.

Our sole assets are our equity interests in our subsidiaries. Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available to us for payments on our notes or other obligations in the form of loans, distributions or otherwise. Our subsidiaries’ ability to make distributions to us is subject to their compliance with the terms of their credit facilities and indentures. Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating credit facilities. Three of our subsidiaries are also obligors under other senior high yield notes. See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Covenants.” Our notes are structurally subordinated in right of payment to all of the debt and other liabilities of our subsidiaries. As of March 31, 2006, our total debt was approximately $10.7 billion, of which $8.7 billion was structurally senior to the CCH II notes.

In the event of bankruptcy, liquidation or dissolution of one or more of our subsidiaries, that subsidiary’s assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to us as an equity holder or otherwise. In that event:

•
the lenders under Charter Operating’s credit facilities and the holders of our subsidiaries’ other debt instruments will have the right to be paid in full before us from any of our subsidiaries’ assets; and

•
the holders of preferred membership interests in our subsidiary, CC VIII, would have a claim on a portion of its assets that may reduce the amounts available for repayment to holders of our outstanding notes.

In addition, our outstanding notes are unsecured and therefore will be effectively subordinated in right of payment to all existing and future secured debt we may incur to the extent of the value of the assets securing such debt.

Any failure by our parent companies to satisfy their substantial debt obligations could have a material adverse effect on us.

Because Charter is our sole manager and because we are indirectly or directly wholly owned by Charter Holdings, CIH and CCH I, their financial or liquidity problems could cause serious disruption to our business and could have a material adverse effect on our operations and results. A failure by certain of our parent companies to satisfy their debt payment obligations or a bankruptcy filing by certain of our parent companies would give the lenders under the Charter Operating credit facilities the right to accelerate the payment obligations under these facilities. Any such acceleration would be a default under the indentures governing our outstanding notes. In addition, if any of our parent companies were to default on their debt obligations and that default were to result in a change of control of any of them (whether through a bankruptcy, receivership or other reorganization, or otherwise), such a change of control could result in an event of default under the Charter Operating credit facilities and our outstanding notes and require a change of control repurchase offer under our and our parent companies’ outstanding notes.

Furthermore, the Charter Operating credit facilities provide that an event of default would occur if certain of Charter Operating’s parent companies have indebtedness in excess of $500 million aggregate principal amount which remains undefeased three months prior to its final maturity. Our and our parent company indebtedness that may be subject to this provision includes indebtedness that matures in 2010 and 2011. Our and our parent companies’ inability to refinance or repay our and our parent companies’ indebtedness would result in a default under the Charter Operating credit facilities.

We and our parent companies have a significant amount of existing debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our and our parent companies’ financial health and our and their ability to react to changes in our business.

We and our parent companies have a significant amount of debt and may (subject to applicable restrictions in their debt instruments) incur additional debt in the future.

As of March 31, 2006, our parent companies had outstanding approximately $883 million aggregate principal amount of convertible notes, $20 million and $863 million of which matures in 2006 and 2009, respectively, and approximately $7.8 billion principal amount of high-yield notes outstanding with approximately $105 million, $0, $684 million and $7.0 billion maturing in 2007, 2008, 2009 and thereafter, respectively. Our parent companies will need to raise additional capital and/or receive distributions or payments from us in order to satisfy their debt obligations in 2007 and beyond. However, because of their significant indebtedness, our and our parent companies’ ability to raise additional capital at reasonable rates or at all is uncertain, and our and our parent companies’ ability to make distributions or payments to our and their respective parent companies is subject to availability of funds and restrictions under our applicable debt instruments. If we or our parent companies were to engage in a recapitalization or other similar transaction, our noteholders might not receive principal and interest to which they are contractually entitled.

Our and our parent companies’ significant amount of debt could have other important consequences. For example, the debt will or could:

•
require us to dedicate a significant portion of our cash flow from operating activities to make payments on our and our parent companies’ debt, which will reduce our funds available for working capital, capital expenditures and other general corporate expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business, the cable and telecommunications industries and the economy at large;

•	place us at a disadvantage as compared to our competitors that have proportionately less debt;

•	make us vulnerable to interest rate increases, because a significant portion of our borrowings are, and will continue to be, at variable rates of interest;

•	expose us to increased interest expense as we refinance existing lower interest rate instruments;

•	adversely affect our relationship with customers and suppliers;

•	limit our and our parent companies’ ability to borrow additional funds in the future, if we need them, due to applicable financial and restrictive covenants in our and our parent companies’ debt; and

•
make it more difficult for us to satisfy our obligations to the holders of our notes and to the lenders under our credit facilities as well as our parent companies’ ability to satisfy their obligations to their noteholders.

A default by us or one of our parent companies under our or its debt obligations could result in the acceleration of those obligations and the obligations under our and our parent companies’ other notes. We and our parent companies may incur substantial additional debt in the future. If current debt levels increase, the related risks that we now face will intensify.

The agreements and instruments governing our and our parent companies’ debt contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our and our parent companies’ liquidity.

The Charter Operating credit facilities and the indentures governing our and our parent companies’ debt contain a number of significant covenants that could adversely affect our ability to operate our business, as well as significantly affect our and our parent companies’ liquidity, and therefore could adversely affect our results of operations. These covenants will restrict, among other things, our and our parent companies’ ability to:

•	incur additional debt;

•	repurchase or redeem equity interests and debt;

•	make certain investments or acquisitions;

•	pay dividends or make other distributions;

•	dispose of assets or merge;

•	enter into related party transactions;

•	grant liens and pledge assets.

Furthermore, Charter Operating’s credit facilities require our subsidiaries to, among other things, maintain specified financial ratios, meet specified financial tests and provide annual audited financial statements, with an unqualified opinion from our independent auditors. Charter Operating’s ability to comply with these provisions may be affected by events beyond our control.

The breach of any covenants or obligations in our or our parent companies’ foregoing indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt agreement or instrument and could trigger acceleration of the related debt, which in turn could trigger defaults under other agreements governing our and our parent companies’ long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities and the holders of the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities, the indentures governing our or our parent companies’ notes could adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our notes and Charter Operating’s credit facilities and other debt of our subsidiaries.

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

We and our parent companies may not have the ability to raise the funds necessary to fulfill our obligations under our and our parent companies’ notes and our credit facilities following a change of control. Under the indentures governing our and our parent companies’ notes, upon the occurrence of specified change of control events, each such issuer is required to offer to repurchase all of its outstanding notes. However, we and our parent companies may not have sufficient funds at the time of the change of control event to make the required repurchase of the applicable notes and all of the notes issuers are limited in their ability to make distributions or other payments to their respective parent company to fund any required repurchase. In addition, a change of control under our credit facilities would result in a default under those credit facilities. Because such credit facilities and our subsidiaries’ notes are obligations of our subsidiaries, the credit facilities and our subsidiaries’ notes would have to be repaid by our subsidiaries before their assets could be available to us or our parent companies to repurchase our and our parent companies’ notes. Any failure to make or complete a change of control offer would place the applicable issuer or borrower in default under its notes. The failure of our subsidiaries to make a change of control offer or repay the amounts accelerated under their credit facilities would place them in default.

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

With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL and “dial-up”. DSL service is competitive with high-speed Internet service over cable systems. In addition, DBS providers have entered into joint marketing arrangements with Internet access providers to offer bundled video and Internet service, which competes with our ability to provide bundled services to our customers. Moreover, as we expand our telephone offerings, we will face considerable competition from established telephone companies and other carriers, including VoIP providers.

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

We have had a history of net losses and expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur because of our debt and the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties. We expect that these expenses will remain significant, and we expect to continue to report net losses for the foreseeable future. We reported net losses of $228 million and $133 million for the three months ended March 31, 2006 and 2005, respectively. Continued losses would reduce our cash available from operations to service our indebtedness, as well as limit our ability to finance our operations.

We may not have the ability to pass our increasing programming costs on to our customers, which would adversely affect our cash flow and operating margins.

Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. We expect programming costs to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins. As measured by programming costs, and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of March 31, 2006, approximately 12% of our current programming contracts were expired, and approximately another 6% were scheduled to expire at or before the end of 2006. There can be no assurance that these agreements will be renewed on favorable or comparable terms. Our programming costs increased by approximately 9% in the three months ended March 31, 2006 compared to the corresponding period in 2005. We expect our programming costs in 2006 to continue to increase at a higher rate than in 2005. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

If our required capital expenditures exceed our projections, we may not have sufficient funding, which could adversely affect our growth, financial condition and results of operations.

During the three months ended March 31, 2006, we spent approximately $241 million on capital expenditures. During 2006, we expect capital expenditures to be approximately $1.0 billion to $1.1 billion. The actual amount of our capital expenditures depends on the level of growth in high-speed Internet and telephone customers and in the delivery of other advanced services, as well as the cost of introducing any new services. We may need additional capital if there is accelerated growth in high-speed Internet customers, telephone customers or in the delivery of other advanced services. If we cannot obtain such capital from increases in our cash flow from operating activities, additional borrowings, proceeds from asset sales or other sources, our growth, financial condition and results of operations could suffer materially.

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

Malicious and abusive Internet practices could impair our high-speed Internet services

Our high-speed Internet customers utilize our network to access the Internet and, as a consequence, we or they may become victim to common malicious and abusive Internet activities, such as unsolicited mass advertising (i.e., “spam”) and dissemination of viruses, worms and other destructive or disruptive software. These activities could have adverse consequences on our network and our customers, including degradation of service, excessive call volume to call centers and damage to our or our customers’ equipment and data. Significant incidents could lead to customer dissatisfaction and, ultimately, loss of customers or revenue, in addition to increased costs to us to service our customers and protect our network. Any significant loss of high-speed Internet customers or revenue or significant increase in costs of serving those customers could adversely affect our growth, financial condition and results of operations.

Risks Related to Mr. Allen’s Controlling Position

The failure by Mr. Allen to maintain a minimum voting and economic interest in us could trigger a change of control default under our subsidiary’s credit facilities.

The Charter Operating credit facilities provide that the failure by (a) Mr. Allen, (b) his estate, spouse, immediate family members and heirs and (c) any trust, corporation, partnership or other entity, the beneficiaries, stockholders, partners or other owners of which consist exclusively of Mr. Allen or such other persons referred to in (b) above or a combination thereof, to maintain a 35% direct or indirect voting interest in the applicable borrower would result in a change of control default. Such a default could result in the acceleration of repayment of our and our subsidiaries’ indebtedness, including borrowings under the Charter Operating credit facilities.

Mr. Allen controls us and may have interests that conflict with your interests.

Mr. Allen has the ability to control us. Through his control as of March 31, 2006 of approximately 90% of the voting power of the capital stock of our manager, Charter, Mr. Allen is entitled to elect all but one of Charter’s board members and effectively has the voting power to elect the remaining board member as well. Mr. Allen thus has the ability to control fundamental corporate transactions requiring equity holder approval, including, but not limited to, the election of all of Charter’s directors, approval of merger transactions involving us and the sale of all or substantially all of our assets.

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

Charter’s certificate of incorporation and Charter Holdco’s limited liability company agreement provide that Charter and Charter Holdco and their subsidiaries, including us, cannot engage in any business activity outside the cable transmission business except for specified businesses. This will be the case unless Mr. Allen consents to our engaging in the business activity. The cable transmission business means the business of transmitting video, audio (including telephone services), and data over cable television systems owned, operated or managed by us from time to time. These provisions may limit our ability to take advantage of attractive business opportunities.

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

Our cable systems generally operate pursuant to franchises, permits and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, franchises have not been renewed at expiration, and we have operated and are operating under either temporary operating agreements or without a license while negotiating renewal terms with the local franchising authorities. Approximately 11% of our franchises, covering approximately 12% of our analog video customers, were expired as of March 31, 2006. Approximately 6% of additional franchises, covering approximately an additional 7% of our analog video customers, will expire on or before December 31, 2006, if not renewed prior to expiration.

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

Different legislative proposals have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has passed in at least four states in which we have operations and one of these newly enacted statutes is subject to court challenge. Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of varying factors including efforts to withhold streamlined cable franchising from incumbents until after the expiration of their existing franchises. To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. The Federal Communications Commission ("FCC'') recently initiated a proceeding to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether such impediments should be preempted. At this time, we are not able to determine what impact such proceeding may have on us.

The existence of more than one cable system operating in the same territory is referred to as an overbuild. These overbuilds could adversely affect our growth, financial condition and results of operations by creating or increasing competition. As of March 31, 2006, we are aware of overbuild situations impacting approximately 6% of our estimated homes passed, and potential overbuild situations in areas servicing approximately an additional 4% of our estimated homes passed. Additional overbuild situations may occur in other systems.

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

There has been considerable legislative and regulatory interest in requiring cable operators to offer historically bundled programming services on an á la carte basis or to at least offer a separately available child-friendly “Family Tier.” It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect our operations.

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

A number of companies, including independent Internet service providers, or ISPs, have requested local authorities and the FCC to require cable operators to provide non-discriminatory access to cable’s broadband infrastructure, so that these companies may deliver Internet services directly to customers over cable facilities. In a June 2005 ruling, commonly referred to as Brand X, the Supreme Court upheld an FCC decision (and overruled a conflicting Ninth Circuit opinion) making it much less likely that any nondiscriminatory “open access” requirements (which are generally associated with common carrier regulation of “telecommunications services”) will be imposed on the cable industry by local, state or federal authorities. The Supreme Court held that the FCC was correct in classifying cable provided Internet service as an “information service,” rather than a “telecommunications service.” This favorable regulatory classification limits the ability of various governmental authorities to impose open access requirements on cable-provided Internet service. Given how recently Brand X was decided, however, the nature of any legislative or regulatory response remains uncertain. The imposition of open access requirements could materially affect our business.

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

Item 5.  Other Information.

At its meeting held on February 7, 2006, the Board of Directors of Charter approved the metrics for the 2006 Executive Bonus Plan participants. A description of the specific performance metrics and bonus target is attached hereto as Exhibit 10.2.

Item 6. Exhibits.

The index to the exhibits begins on page 41 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, CCH II, LLC and CCH II Capital Corp. have duly caused this quarterly report to be signed on their behalf by the undersigned, thereunto duly authorized.

CCH II, LLC
Registrant
By: CHARTER COMMUNICATIONS, INC., Sole Manager

Dated: May 12, 2006

                    By: /s/ Kevin D. Howard
Name: Kevin D. Howard
Title: Vice President and
Chief Accounting Officer

CCH II CAPITAL CORP.
Registrant

Dated: May 12, 2006

                    By: /s/ Kevin D. Howard
Name: Kevin D. Howard
Title: Vice President and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
2.1
 Purchase Agreement dated as of January 26, 2006, by and between CCH II, LLC, CCH II Capital Corp and J.P. Morgan Securities, Inc as Representative of several Purchasers for $450,000,000 10.25% Senior Notes Due 2010 (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on January 27, 2006 (File No. 000-27927)).

2.2
Asset Purchase Agreement, dated February 27, 2006, by and between Charter Communications Operating, LLC and Cebridge Acquisition Co., LLC (incorporated by reference to Exhibit 2.2 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 2, 2006 (File No. 000-27927)).

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

10.1(a)
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

10.1(b)
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

10.2+
Description of Charter Communications, Inc. 2006 Executive Bonus Plan (incorporated by reference to Exhibit 10.2 on the quarterly report on Form 10-Q of Charter Communications, Inc. filed May 2, 2006 (File No. 000-27927)).

10.3+
Retention Agreement dated as of January 9, 2006, by and between Paul E. Martin and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 10, 2006 (File No. 000-27927)).

10.4+
Employment Agreement dated as of January 20, 2006 by and between Jeffrey T. Fisher and Charter Communications, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on January 27, 2006 (File No. 000-27927)).

10.5+
Employment Agreement dated as of February 28, 2006 by and between Michael J. Lovett and Charter Communications, Inc. (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter Communications, Inc. filed on March 3, 2006 (File No. 000-27927)).

10.6+
Separation Agreement of Wayne H. Davis, dated as of March 23, 2006 (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on April 6, 2006 (File No. 000-27927)).

10.7+
Consulting Agreement of Wayne H. Davis, dated as of March 23, 2006 (incorporated by reference to Exhibit 99.2 to the current report on Form 8-K of Charter Communications, Inc. filed on April 6, 2006 (File No. 000-27927)).

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

* Document attached

+ Management compensatory plan or arrangement