Form 10-Q
period 2006-09-30
CCH II LLC; CCH II CAPITAL CORP
filed 2006-11-14
CIK 1266604, 1266605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

     (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number:    333-111423
                                                  333-111423-01

CCH II, LLC *
CCH II Capital Corp.*
(Exact name of registrants as specified in their charters)

Delaware Delaware	03-011293 13-4257703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri   63131
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

All of the issued and outstanding shares of capital stock of CCH II Capital Corp. are held by CCH II, LLC. All of the limited liability company membership interests of CCH II, LLC are held by CCH I, LLC (an indirect wholly owned subsidiary of Charter Communications Holdings, LLC, a reporting company under the Exchange Act). There is no public trading market for any of the aforementioned limited liability company membership interest on shares of capital stock.

* CCH II, LLC and CCH II Capital Corp, meet the conditions set forth in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore filing with the reduced disclosure format.

CCH II, LLC
CCH II Capital Corp.
Quarterly Report on Form 10-Q for the Period ended September 30, 2006

This quarterly report on Form 10-Q is for the three and nine months ended September 30, 2006. The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this quarterly report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report. In this quarterly report, "we," "us" and "our" refer to CCH II, LLC and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report. Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations. Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Risk Factors" under Part II, Item 1A. Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," "aim," "on track," "target," "opportunity" and "potential" among others. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

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

PART I. FINANCIAL INFORMATION.

Item 1. Financial Statements.

CCH II, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70	$3
Accounts receivable, less allowance for doubtful accounts of
$17 and $17, respectively	185	212
Prepaid expenses and other current assets	31	22
Total current assets	286	237

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated
depreciation of $7,285 and $6,712, respectively	5,226	5,800
Franchises, net	9,221	9,826
Total investment in cable properties, net	14,447	15,626

OTHER NONCURRENT ASSETS	206	238

Total assets	$14,939	$16,101

LIABILITIES AND MEMBER’S EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$928	$923
Payables to related party	126	102
Total current liabilities	1,054	1,025

LONG-TERM DEBT	10,807	10,624
LOANS PAYABLE - RELATED PARTY	109	22
DEFERRED MANAGEMENT FEES - RELATED PARTY	14	14
OTHER LONG-TERM LIABILITIES	352	392
MINORITY INTEREST	636	622

MEMBER’S EQUITY:
Member’s equity	1,966	3,400
Accumulated other comprehensive income	1	2

Total member’s equity	1,967	3,402

Total liabilities and member’s equity	$14,939	$16,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
Unaudited

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

REVENUES	$1,388	$1,265	$4,091	$3,746

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	615	564	1,830	1,645
Selling, general and administrative	309	263	860	746
Depreciation and amortization	334	362	1,024	1,092
Asset impairment charges	60	--	159	39
Other operating expenses, net	4	22	14	28

	1,322	1,211	3,887	3,550

Operating income from continuing operations	66	54	204	196

OTHER INCOME AND (EXPENSES):
Interest expense, net	(235)	(219)	(723)	(627)
Other income (expense), net	1	14	(18)	49

	(234)	(205)	(741)	(578)

Loss from continuing operations before income taxes	(168)	(151)	(537)	(382)

INCOME TAX EXPENSE	(1)	(2)	(5)	(10)

Loss from continuing operations	(169)	(153)	(542)	(392)

INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	200	9	238	28

Net income (loss)	$31	$(144)	$(304)	$(364)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(304)	$(364)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,032	1,134
Asset impairment charges	159	39
Noncash interest expense	22	23
Deferred income taxes	--	6
(Gain) loss on sale of assets, net	(198)	5
Option compensation expense, net	10	11
Gain on derivative instruments and hedging activities, net	(8)	(43)
Loss on extinguishment of debt	27	--
Other, net	--	7
Changes in operating assets and liabilities, net of effects from acquisitions and dispositions:
Accounts receivable	44	(15)
Prepaid expenses and other assets	(11)	(7)
Accounts payable, accrued expenses and other	(39)	(69)
Receivables from and payables to a related party, including management fees	16	(68)

Net cash flows from operating activities	750	659

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(795)	(815)
Change in accrued expenses related to capital expenditures	4	39
Proceeds from sales of assets, including cable systems	988	38
Purchase of cable system	(42)	--
Purchase of investments	--	(1)
Proceeds from investments	42	16
Other, net	(1)	(2)

Net cash flows from investing activities	196	(725)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings of long-term debt	5,970	897
Borrowings from related parties	105	140
Repayments of long-term debt	(6,826)	(1,014)
Repayments to related parties	(20)	(112)
Proceeds from issuance of debt	440	294
Payments for debt issuance costs	(33)	(8)
Distributions	(515)	(668)

Net cash flows from financing activities	(879)	(471)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67	(537)
CASH AND CASH EQUIVALENTS, beginning of period	3	546

CASH AND CASH EQUIVALENTS, end of period	$70	$9

CASH PAID FOR INTEREST	$676	$579

NONCASH TRANSACTIONS:
Issuance of debt by CCH II, LLC	$410	$--
Issuance of debt by Charter Communications Operating, LLC	$37	$333
Retirement of Renaissance Media Group LLC debt	$(37)	$--
Distribution of Charter Communications, Inc. convertible notes, Charter Communications Holdings, LLC notes and accrued interest	$(615)	$(343)
Transfer of property, plant and equipment from parent company	$--	$139

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

1.     Organization and Basis of Presentation

CCH II, LLC ("CCH II") is a holding company whose principal assets at September 30, 2006 are the equity interests in its operating subsidiaries. CCH II is a direct subsidiary of CCH I, LLC (“CCH I”) which is an indirect subsidiary of Charter Communications Holdings, LLC ("Charter Holdings”). Charter Holdings is an indirect subsidiary of Charter Communications, Inc. (“Charter”). The condensed consolidated financial statements include the accounts of CCH II and all of its subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company." All significant intercompany accounts and transactions among consolidated entities have been eliminated. The Company is a broadband communications company operating in the United States. The Company offers its customers traditional cable video programming (analog and digital video) as well as high-speed Internet services and, in some areas, advanced broadband services such as high definition television, video on demand, and telephone. The Company sells its cable video programming, high-speed Internet, telephone and advanced broadband services on a subscription basis. The Company also sells local advertising on satellite-delivered networks.

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

Reclassifications

Certain 2005 amounts have been reclassified to conform with the 2006 presentation, including discontinued operations as discussed in Note 3.

2.     Liquidity and Capital Resources

The Company had net income of $31 million for the three months ended September 30, 2006. The Company incurred net loss of $144 million for the three months ended September 30, 2005 and $304 million and $364 million for the nine months ended September 30, 2006 and 2005, respectively. The Company’s net cash flows from operating activities were $750 million and $659 million for the nine months ended September 30, 2006 and 2005, respectively.

Recent Financing Transactions

In January 2006, CCH II and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which were provided to Charter Communications Operating, LLC ("Charter Operating"), which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

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

In September 2006, Charter Holdings and its wholly owned subsidiaries, CCH I and CCH II, completed the exchange of approximately $797 million in total principal amount of outstanding debt securities of Charter Holdings. Holders of Charter Holdings notes due in 2009-2010 tendered $308 million principal amount of notes for $250 million principal amount of new 10.25% CCH II notes due 2013 and $37 million principal amount of 11% CCH I notes due 2015. Holders of Charter Holdings notes due 2011-2012 tendered $490 million principal amount of notes for $425 million principal amount of 11% CCH I notes due 2015. The Charter Holdings notes received in the exchanges were thereafter distributed to Charter Holdings and retired. Also in September 2006, CCHC, LLC (“CCHC”) and CCH II completed the exchange of $450 million principal amount of Charter’s outstanding 5.875% senior convertible notes due 2009 for $188 million in cash, 45 million shares of Charter’s Class A Common Stock and $146 million principal amount of 10.25% CCH II notes due 2010. The convertible notes received in the exchange are held by CCHC.

The Company's long-term financing as of September 30, 2006 consists of $5.1 billion of credit facility debt and $5.7 billion accreted value of high-yield notes. For the remainder of 2006, none of the Company’s debt matures, and in 2007 and 2008, $25 million and $50 million mature, respectively. In 2009 and beyond, significant additional amounts will become due under the Company’s remaining long-term debt obligations.

The Company requires significant cash to fund debt service costs, capital expenditures and ongoing operations. The Company has historically funded these requirements through cash flows from operating activities, borrowings under its credit facilities, equity contributions from its parent companies, sales of assets, issuances of debt securities and cash on hand. However, the mix of funding sources changes from period to period. For the nine months ended September 30, 2006, the Company generated $750 million of net cash flows from operating activities, after paying cash interest of $676 million. In addition, the Company received proceeds from the sale of assets of approximately $988 million and used approximately $795 million for purchases of property, plant and equipment. Finally, the Company had net cash flows used in financing activities of $879 million.

The Company expects that cash on hand, cash flows from operating activities, proceeds from sales of assets, and the amounts available under its credit facilities will be adequate to meet its and its parent companies’ cash needs through 2007. The Company believes that cash flows from operating activities and amounts available under the Company’s credit facilities may not be sufficient to fund the Company’s operations and satisfy its and its parent companies’ interest and principal repayment obligations in 2008, and will not be sufficient to fund such needs in 2009 and beyond. The Company has been advised that Charter continues to work with its financial advisors in its approach to addressing liquidity, debt maturities and its overall balance sheet leverage.

Debt Covenants

The Company’s ability to operate depends upon, among other things, its continued access to capital, including credit under the Charter Operating credit facilities. The Charter Operating credit facilities, along with the Company’s indentures, contain certain restrictive covenants, some of which require the Company to maintain specified financial ratios, and meet financial tests and to provide annual audited financial statements with an unqualified opinion from the Company’s independent auditors. As of September 30, 2006, the Company is in compliance with the covenants under its indentures and credit facilities, and the Company expects to remain in compliance with those covenants for the next twelve months. As of September 30, 2006, the Company’s potential availability under its credit facilities totaled approximately $1.6 billion, although the actual availability at that time was only $695 million because of limits imposed by covenant restrictions. Continued access to the Company’s credit facilities is subject to the Company remaining in compliance with these covenants, including covenants tied to the Company’s operating performance. If any events of non-compliance occur, funding under the credit facilities may not be available and defaults on some or potentially all of the Company’s debt obligations could occur. An event of default under any of the Company’s debt instruments could result in the acceleration of its payment obligations under that debt and,

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

under certain circumstances, in cross-defaults under its other debt obligations, which could have a material adverse effect on the Company’s consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of the Company’s parent companies could cause serious disruption to the Company's business and have a material adverse effect on the Company’s business and results of operations. A failure by Charter Holdings, CCH I Holdings, LLC (“CIH”) or CCH I to satisfy their debt payment obligations or a bankruptcy filing with respect to Charter Holdings, CIH or CCH I would give the lenders under the Company’s credit facilities the right to accelerate the payment obligations under these facilities. Any such acceleration would be a default under the indenture governing the Company’s notes. On a consolidated basis, the Company’s parent companies have a significant level of debt, which, including the Company’s debt, totaled approximately $18.8 billion as of September 30, 2006, as discussed below.

Charter’s ability to make interest payments on its convertible senior notes, and, in 2009, to repay the outstanding principal of its convertible senior notes of $413 million, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Communications Holding Company, LLC (“Charter Holdco”) and its subsidiaries.  As of September 30, 2006, Charter Holdco was owed $3 million in intercompany loans from its subsidiaries and had $7 million in cash, which were available to pay interest and principal on Charter's convertible senior notes.  In addition, Charter has $75 million of U.S. government securities pledged as security for the semi-annual interest payments on Charter’s convertible senior notes scheduled in November 2006 and in 2007.  CCHC also holds $450 million of Charter’s convertible senior notes.  As a result, if CCHC continues to hold those notes, CCHC will receive interest payments on Charter’s convertible senior notes from the pledged government securities.  The cumulative amount of interest payments expected to be received by CCHC may be available to be distributed to pay interest on the outstanding $413 million of Charter’s convertible senior notes due in 2008 and May 2009, although CCHC may use those amounts for other purposes.

As of September 30, 2006, Charter Holdings, CIH and CCH I had approximately $7.5 billion principal amount of high-yield notes outstanding with approximately $105 million, $0 million, $415 million and $7.0 billion maturing in 2007, 2008, 2009, and thereafter, respectively. Charter Holdings, CIH and CCH I will need to raise additional capital or receive distributions or payments from us in order to satisfy their debt obligations. However, because of their significant indebtedness, our ability and the ability of the parent companies to raise additional capital at reasonable rates or at all is uncertain. During the nine months ended September 30, 2006, the Company distributed $515 million of cash to its parent company.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco, CCHC, Charter Holdings, CIH and CCH I) for payment of principal on parent company notes are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes and Charter Operating notes unless there is no default under the applicable indenture and each applicable subsidiary’s leverage ratio test is met at the time of such distribution. For the quarter ended September 30, 2006, there was no default under any of these indentures. However, certain of Charter’s subsidiaries did not meet their applicable leverage ratio tests based on September 30, 2006 financial results. As a result, distributions from certain of Charter's subsidiaries to their parent companies would have been restricted at such time and will continue to be restricted unless those tests are met. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures.

Specific Limitations at Charter Holdings

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures, and other specified tests are met. For the quarter ended September 30, 2006, there was no default under Charter Holdings’ indentures and the other specified tests were met. However, Charter Holdings did not meet the leverage ratio test of 8.75 to 1.0 based on September 30, 2006 financial results. As a result, distributions from Charter Holdings to Charter or Charter Holdco would have been restricted at such time and will continue to be restricted unless that test is met. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter up to an amount determined by a formula, as long as there is no default under the indentures.

3.     Sale of Assets

In 2006, the Company sold certain cable television systems serving a total of approximately 356,000 analog video customers in 1) West Virginia and Virginia to Cebridge Connections, Inc. (the “Cebridge Transaction”); 2) Illinois and Kentucky to Telecommunications Management, LLC, doing business as New Wave Communications (the “New Wave Transaction”) and 3) Nevada, Colorado, New Mexico and Utah to Orange Broadband Holding Company, LLC (the “Orange Transaction”) for a total sales price of approximately $971 million. The Company used the net proceeds from the asset sales to reduce borrowings, but not commitments, under the revolving portion of the Company’s credit facilities. These cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the nine months ended September 30, 2006 of approximately $99 million related to the New Wave Transaction and the Orange Transaction. Also in the third quarter of 2006, the Company recorded asset impairment charges of $60 million related to other cable systems meeting the criteria of assets held for sale.

During the second quarter of 2006, the Company determined, based on changes in the Company’s organizational and cost structure, that its asset groupings for long lived asset accounting purposes are at the level of their individual market areas, which are at a level below the Company’s geographic clustering. As a result, the Company has determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations. Accordingly, the results of operations for the West Virginia and Virginia cable systems, including a gain of $200 million on the closing of the transaction, have been presented as discontinued operations, net of tax for the three and nine months ended September 30, 2006 and all prior periods presented herein have been reclassified to conform to the current presentation.

Summarized consolidated financial information for the three and nine months ended September 30, 2006 and 2005 for the West Virginia and Virginia cable systems is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$--	$53	$109	$166
Net income	$200	$9	$238	$28

In 2005, the Company closed the sale of certain cable systems in Texas, West Virginia and Nebraska representing a total of approximately 33,000 analog video customers. During the nine months ended September 30, 2005, certain of those cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the nine months ended September 30, 2005 of approximately $39 million.

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

As of September 30, 2006 and December 31, 2005, indefinite-lived and finite-lived intangible assets are presented in the following table:

	September 30, 2006			December 31, 2005
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Indefinite-lived intangible assets:
Franchises with indefinite lives	$9,204	$--	$9,204	$9,806	$--	$9,806
Goodwill	61	--	61	52	--	52

	$9,265	$--	$9,265	$9,858	$--	$9,858
Finite-lived intangible assets:
Franchises with finite lives	$23	$6	$17	$27	$7	$20

For the nine months ended September 30, 2006, the net carrying amount of indefinite-lived and finite-lived franchises was reduced by $455 million and $2 million, respectively, related to cable asset sales completed in the first and third quarter of 2006 and $147 million as a result of the asset impairment charges recorded related to these cable asset sales (see Note 3). Franchise amortization expense represents the amortization relating to franchises that did not qualify for indefinite-life treatment under SFAS No. 142, including costs associated with franchise renewals. Franchise amortization expense for the three and nine months ended September 30, 2006 was approximately $0 and $1 million, respectively, and for the three and nine months ended September 30, 2005 was approximately $1 million and $3 million, respectively. The Company expects that amortization expense on franchise assets will be approximately $2 million annually for each of the next five years. Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives and other relevant factors.

For the nine months ended September 30, 2006, the net carrying amount of goodwill increased $9 million as a result of the Company’s purchase of certain cable systems in Minnesota from Seren Innovations, Inc. in January 2006.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

5.     Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006	December 31, 2005

Accounts payable - trade	$72	$100
Accrued capital expenditures	77	73
Accrued expenses:
Interest	181	166
Programming costs	273	269
Franchise-related fees	58	67
Compensation	71	60
Other	196	188

	$928	$923

6.     Long-Term Debt

Long-term debt consists of the following as of September 30, 2006 and December 31, 2005:

	September 30, 2006		December 31, 2005
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
Long-Term Debt
CCH II, LLC:
10.250% senior notes due 2010	$2,198	$2,190	$1,601	$1,601
10.250% senior notes due 2013	250	262	--	--
CCO Holdings, LLC:
8¾% senior notes due 2013	800	795	800	794
Senior floating notes due 2010	550	550	550	550
Charter Communications Operating, LLC:
8.000% senior second lien notes due 2012	1,100	1,100	1,100	1,100
8 3/8% senior second lien notes due 2014	770	770	733	733
Renaissance Media Group LLC:
10.000% senior discount notes due 2008	--	--	114	115
Credit Facilities
Charter Operating	5,140	5,140	5,731	5,731
	$10,808	$10,807	$10,629	$10,624

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

In March 2006, the Company exchanged $37 million of Renaissance Media Group LLC 10% senior discount notes due 2008 for $37 million principal amount of new Charter Operating 8 3/8% senior second-lien notes due 2014 issued in a private transaction. The terms and conditions of the new Charter Operating 8 3/8% senior second-lien

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

notes due 2014 are identical to Charter Operating’s currently outstanding 8 3/8% senior second-lien notes due 2014. In June 2006, the Company retired the remaining $77 million principal amount of Renaissance Media Group LLC’s 10% senior discount notes due 2008.

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

In September 2006, Charter Holdings, CCH I and CCH II, completed the exchange of approximately $797 million in total principal amount of outstanding debt securities of Charter Holdings for $250 million principal amount of new 10.25% CCH II notes due 2013 and $462 million principal amount of 11% CCH I notes due 2015. The Charter Holdings notes received in the exchange were thereafter distributed to Charter Holdings and cancelled.

Also in September 2006, CCHC and CCH II completed the exchange of $450 million principal amount of Charter’s outstanding 5.875% senior convertible notes due 2009 for $188 million in cash, 45 million shares of Charter’s Class A common stock valued at $68 million and $146 million principal amount of 10.25% CCH II notes due 2010. The convertible notes received in the exchange are held by CCHC.

7.     Loans Payable-Related Party

Loans payable-related party as of September 30, 2006 consists of loans from Charter Holdco and Charter Holdings to the Company of $4 million and $105 million, respectively. Loans payable-related party as of December 31, 2005 consists of loans from Charter Holdco to the Company of $22 million. These loans bear interest at a rate of LIBOR plus 3.0% reset quarterly. These loans are subject to certain limitations and may be repaid with borrowings under the Company’s revolving credit facility.

8.     Minority Interest

Minority interest on the Company’s consolidated balance sheets as of September 30, 2006 and December 31, 2005 primarily represents preferred membership interests in CC VIII, LLC ("CC VIII"), an indirect subsidiary of CCH II, of $636 million and $622 million, respectively. As more fully described in Note 19, this preferred interest is held by Mr. Allen, Charter’s Chairman and controlling shareholder, and CCH I. Minority interest in the accompanying condensed consolidated statements of operations includes the 2% accretion of the preferred membership interests plus approximately 18.6% of CC VIII’s income, net of accretion.

9.     Comprehensive Loss

Certain marketable equity securities are classified as available-for-sale and reported at market value with unrealized gains and losses recorded as accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets. Additionally, the Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, in accumulated other comprehensive loss. Comprehensive income for the three months ended September 30, 2006 was $30 million. Comprehensive loss for the three months ended September 30, 2005 was $139 million and was $305 million and $349 million for the nine months ended September 30, 2006 and 2005, respectively.

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

The Company does not hold or issue derivative instruments for trading purposes. The Company does, however, have certain interest rate derivative instruments that have been designated as cash flow hedging instruments. Such instruments effectively convert variable interest payments on certain debt instruments into fixed payments. For qualifying hedges, SFAS No. 133 allows derivative gains and losses to offset related results on hedged items in the consolidated statement of operations. The Company has formally documented, designated and assessed the effectiveness of transactions that receive hedge accounting. For the three months ended September 30, 2006 and 2005, other income (expense), net includes gains of $0 and $1 million, respectively, and for each of the nine months ended September 30, 2006 and 2005, other income (expense), net includes gains of $2 million which represent cash flow hedge ineffectiveness on interest rate hedge agreements arising from differences between the critical terms of the agreements and the related hedged obligations. Changes in the fair value of interest rate agreements designated as hedging instruments of the variability of cash flows associated with floating-rate debt obligations that meet the effectiveness criteria of SFAS No. 133 are reported in accumulated other comprehensive loss. For the three months ended September 30, 2006 and 2005, a loss of $1 million and a gain of $5 million, respectively, and for the nine months ended September 30, 2006 and 2005, a loss of $1 million and a gain of $14 million, respectively, related to derivative instruments designated as cash flow hedges, was recorded in accumulated other comprehensive loss. The amounts are subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affects earnings (losses).

Certain interest rate derivative instruments are not designated as hedges as they do not meet the effectiveness criteria specified by SFAS No. 133. However, management believes such instruments are closely correlated with the respective debt, thus managing associated risk. Interest rate derivative instruments not designated as hedges are marked to fair value, with the impact recorded as other income (expense), net in the Company’s condensed consolidated statements of operations. For the three months ended September 30, 2006 and 2005, other income (expense), net includes losses of $3 million and gains of $16 million, respectively, and for the nine months ended September 30, 2006 and 2005, other income (expense), net includes gains of $6 million and $41 million, respectively, for interest rate derivative instruments not designated as hedges.

As of September 30, 2006 and December 31, 2005, the Company had outstanding $1.7 billion and $1.8 billion and $20 million and $20 million, respectively, in notional amounts of interest rate swaps and collars, respectively. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss. The amounts exchanged are determined by reference to the notional amount and the other terms of the contracts.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

11.     Revenues

Revenues consist of the following for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Video	$836	$811	$2,520	$2,434
High-speed Internet	267	222	773	647
Telephone	37	9	86	23
Advertising sales	81	72	228	207
Commercial	78	68	227	196
Other	89	83	257	239

	$1,388	$1,265	$4,091	$3,746

12.     Operating Expenses

Operating expenses consist of the following for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Programming	$371	$343	$1,126	$1,021
Service	216	196	624	552
Advertising sales	28	25	80	72

	$615	$564	$1,830	$1,645

13.     Selling, General and Administrative Expenses

Selling, general and administrative expenses consist of the following for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

General and administrative	$253	$226	$724	$644
Marketing	56	37	136	102

	$309	$263	$860	$746

Components of selling expense are included in general and administrative and marketing expense.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

14.     Other Operating Expenses, Net

Other operating expenses, net consist of the following for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Loss on sale of assets, net	$2	$1	$2	$5
Hurricane asset retirement loss	--	19	--	19
Special charges, net	2	2	12	4

	$4	$22	$14	$28

Special charges, net for the three and nine months ended September 30, 2006 primarily represent severance associated with the closing of call centers and divisional restructuring. Special charges, net for the three and nine months ended September 30, 2005 primarily represent severance costs as a result of reducing workforce, consolidating administrative offices and executive severance.

For the three and nine months ended September 30, 2005, hurricane asset retirement loss represents the write off of $19 million of the Company’s plants’ net book value as a result of significant plant damage suffered by certain of the Company’s cable systems in Louisiana as a result of hurricanes Katrina and Rita.

For the nine months ended September 30, 2005, special charges, net were offset by approximately $2 million related to an agreed upon discount in respect of the portion of settlement consideration payable under the settlement terms of class action lawsuits.

15.     Other Income (Expense), Net

Other income (expense), net consists of the following for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Gain (loss) on derivative instruments and hedging activities, net	$(3)	$17	$8	$43
Loss on extinguishment of debt	--	--	(27)	(6)
Minority interest	(4)	(3)	(14)	(9)
Gain on investments	8	--	12	21
Other, net	--	--	3	--

	$1	$14	$(18)	$49

Loss on extinguishment of debt

The Charter Operating refinancing in April 2006 resulted in a loss on extinguishment of debt for the nine months ended September 30, 2006 of approximately $27 million. See Note 6.

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

Gain on investments

Gain on investments for the three and nine months ended September 30, 2006 represents gains realized on the sale of investments. Gain on investments for the nine months ended September 30, 2005 primarily represents a gain realized on an exchange of the Company’s interest in an equity investee for an investment in a larger enterprise.

16.      Income Taxes

CCH II is a single member limited liability company not subject to income tax. CCH II holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are also not subject to income tax. However, certain of CCH II’s indirect subsidiaries are corporations that are subject to income tax.

As of September 30, 2006 and December 31, 2005, the Company had net deferred income tax liabilities of approximately $199 million and $213 million, respectively. The net deferred tax liabilities relate to certain of the Company’s indirect subsidiaries, which file separate income tax returns.

During the three and nine months ended September 30, 2006, the Company recorded $1 million and $5 million of income tax expense, respectively. During the three and nine months ended September 30, 2005, the Company recorded $2 million and $10 million of income tax expense, respectively. Income tax expense is recognized through current federal and state income tax expense as well as increases to the deferred tax liabilities of certain of the Company’s indirect corporate subsidiaries.

Charter Holdco is currently under examination by the Internal Revenue Service for the tax years ending December 31, 2003 and 2002. In addition, one of the Company’s indirect corporate subsidiaries is under examination by the Internal Revenue Service for the tax year ended December 31, 2004. The Company’s results (excluding the indirect corporate subsidiaries, with the exception of the indirect corporate subsidiary under examination) for these years are subject to this examination. Management does not expect the results of this examination to have a material adverse effect on the Company’s condensed consolidated financial condition or results of operations.

17.     Contingencies

The Company is a defendant or co-defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of its businesses. Other industry participants are also defendants in certain of these cases, and, in many cases, the Company expects that any potential liability would be the responsibility of its equipment vendors pursuant to applicable contractual indemnification provisions. In the event that a court ultimately determines that the Company infringes on any intellectual property rights, it may be subject to substantial damages and/or an injunction that could require the Company or its vendors to modify certain products and services the Company offers to its subscribers. While the Company believes the lawsuits are without merit and intends to defend the actions vigorously, the lawsuits could be material to the Company’s consolidated results of operations of any one period, and no assurance can be given that any adverse outcome would not be material to the Company’s consolidated financial condition, results of operations or liquidity.

The Company is a party to other lawsuits and claims that arise in the ordinary course of conducting its business. The ultimate outcome of these other legal matters pending against the Company or its subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following weighted average assumptions were used for grants during the three months ended September 30, 2006 and 2005, respectively: risk-free interest rates of 4.9% and 4.2%; expected volatility of 72.9% and 68.5%; and expected lives of 6.25 years and 4.5 years, respectively. The following weighted average assumptions were used for grants during the nine months ended September 30, 2006 and 2005, respectively: risk-free interest rates of 4.7% and 4.0%; expected volatility of 86.3% and 69.9%; and expected lives of 6.25 years and 4.5 years, respectively. The valuations assume no dividends are paid. During the three and nine months ended September 30, 2006, Charter granted 0.6 million and 5.5 million stock options, respectively, with a weighted average exercise price of $1.18 and $1.08, respectively. As of September 30, 2006, Charter had 27.5 million and 11.6 million options outstanding and exercisable, respectively, with weighted average exercise prices of $3.81 and $6.44, respectively, and weighted average remaining contractual lives of 8 years and 6 years, respectively.

On January 1, 2006, the Company adopted revised SFAS No. 123, Share - Based payment, which addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of that company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. Because the Company adopted the fair value recognition provisions of SFAS No. 123 on January 1, 2003, the revised standard did not have a material impact on its financial statements. The Company recorded $3 million of option compensation expense which is included in general and administrative expense for each of the three month periods ended September 30, 2006 and 2005 and $10 million and $11 million for the nine months ended September 30, 2006 and 2005, respectively.

In February 2006, the Compensation and Benefits Committee of Charter’s Board of Directors approved a modification to the financial performance measures under Charter's Long-Term Incentive Program ("LTIP") required to be met for the performance shares to vest. After the modification, management believes that approximately 2.5 million of the performance shares are likely to vest. As such, expense of approximately $3 million will be amortized over the remaining two year service period. During the nine months ended September 30, 2006, Charter granted an additional 8.7 million performance shares under the LTIP. The impact of such grant and the modification of the 2005 awards was $3 million for the nine months ended September 30, 2006.

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

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions, except where indicated)

CC VIII, LLC

As part of the acquisition of the cable systems owned by Bresnan Communications Company Limited Partnership in February 2000, CC VIII, CCH II’s indirect limited liability company subsidiary, issued, after adjustments, 24,273,943 Class A preferred membership units (collectively, the "CC VIII interest") with an initial value and an initial capital account of approximately $630 million to certain sellers affiliated with AT&T Broadband, subsequently owned by Comcast Corporation (the "Comcast sellers"). Mr. Allen granted the Comcast sellers the right to sell to him the CC VIII interest for approximately $630 million plus 4.5% interest annually from February 2000 (the "Comcast put right"). In April 2002, the Comcast sellers exercised the Comcast put right in full, and this transaction was consummated on June 6, 2003. Accordingly, Mr. Allen became the holder of the CC VIII interest, indirectly through an affiliate. In the event of a liquidation of CC VIII, the owners of the CC VIII interest would be entitled to a priority distribution with respect to a 2% priority return (which will continue to accrete). Any remaining distributions in liquidation would be distributed to CC V Holdings, LLC (“CC V”) and the owners of the CC VIII interest in proportion to their capital accounts (which would have equaled the initial capital account of the Comcast sellers of approximately $630 million, increased or decreased by Mr. Allen's pro rata share of CC VIII’s profits or losses (as computed for capital account purposes) after June 6, 2003).

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

As part of the debt exchange in September 2006 described in Note 6, CCHC contributed the CC VIII interest in the Class A preferred equity interests of CC VIII to CCH I. The CC VIII interest was pledged as security for all CCH I notes. The CC VIII preferred interests are entitled to a 2% accreting priority return on the priority capital.

20.     Recently Issued Accounting Standards

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. FIN 48 is effective for fiscal years beginning after December 15, 2006 and the Company will adopt FIN 48 effective January 1, 2007. The Company is currently assessing the impact of FIN 48 on its financial statements.

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

CCH II, LLC ("CCH II") is a holding company whose principal assets as of September 30, 2006 are equity interests in its operating subsidiaries. CCH II is a direct subsidiary of CCH I, LLC (“CCH I”) which is an indirect subsidiary of Charter Communications Holdings, LLC ("Charter Holdings"). Charter Holdings is an indirect subsidiary of Charter Communications, Inc. (“Charter”). "We," "us" and "our" refer to CCH II and/or its subsidiaries.

We are a broadband communications company operating in the United States. We offer our customers traditional cable video programming (analog and digital video) as well as high-speed Internet services and, in some areas, advanced broadband services such as high definition television, video on demand, telephone and interactive television. We sell our cable video programming, high-speed Internet, telephone and advanced broadband services on a subscription basis.

The following table summarizes our customer statistics for analog and digital video, residential high-speed Internet and residential telephone as of September 30, 2006 and 2005:

	Approximate as of
	September 30,	September 30,
	2006 (a)	2005 (a)

Video Cable Services:
Analog Video:
Residential (non-bulk) analog video customers (b)	5,216,900	5,636,100
Multi-dwelling (bulk) and commercial unit customers (c)	259,700	270,200
Total analog video customers (b)(c)	5,476,600	5,906,300

Digital Video:
Digital video customers (d)	2,767,900	2,749,400

Non-Video Cable Services:
Residential high-speed Internet customers (e)	2,343,200	2,120,000
Residential telephone customers (f)	339,600	89,900

After giving effect to the acquisition of cable systems in January 2006 and the sales of certain non-strategic cable systems in the third quarter of 2006, September 30, 2005 analog video customers, digital video customers, high-speed Internet customers and telephone customers would have been 5,523,500, 2,588,700, 2,023,900 and 104,700, respectively.

(a)
"Customers" include all persons our corporate billing records show as receiving service (regardless of their payment status), except for complimentary accounts (such as our employees). At September 30, 2006 and 2005, "customers" include approximately 51,200 and 49,300 persons whose accounts were over 60 days past due in payment, approximately 11,300 and 9,900 persons whose accounts were over 90 days past due in payment, and approximately 6,200 and 6,000 of which were over 120 days past due in payment, respectively.

(b)
"Analog video customers" include all customers who receive video services (including those who also purchase high-speed Internet and telephone services) but excludes approximately 289,700 and 261,800 customers at September 30, 2006 and 2005, respectively, who receive high-speed Internet service only or telephone service only and who are only counted as high-speed Internet customers or telephone customers.

(c)
Included within "analog video customers" are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit ("EBU") basis. EBU is calculated for a system by dividing the bulk price charged to accounts in an area by the most prevalent price charged to non-bulk residential customers in that market for the comparable tier of service. The EBU method of estimating analog video customers is consistent with the methodology used in determining costs paid to programmers and has been consistently applied year over year. As we increase our effective analog prices to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers.

(d)
"Digital video customers" include all households that have one or more digital set-top terminals. Included in "digital video customers" on September 30, 2006 and 2005 are approximately 6,700 and 8,900 customers, respectively, that receive digital video service directly through satellite transmission.

(e)	"Residential high-speed Internet customers" represent those customers who subscribe to our high-speed Internet service.

(f)	"Residential telephone customers" include all households receiving telephone service.

Overview of Operations

We have a history of net losses. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur because of our debt and depreciation expenses that we incur resulting from the capital investments we have made and continue to make in our cable properties. We expect that these expenses will remain significant, and we therefore expect to continue to report net losses for the foreseeable future. We had net losses of $304 million and $364 million for the nine months ended September 30, 2006 and 2005, respectively.

For the three months ended September 30, 2006 and 2005, our operating income from continuing operations was $66 million and $54 million, respectively, and for the nine months ended September 30, 2006 and 2005, our operating income from continuing operations was $204 million and $196 million, respectively. Operating income from continuing operations includes depreciation and amortization expense and asset impairment charges but excludes interest expense. We had operating margins of 5% and 4% for the three months ended September 30, 2006 and 2005, respectively, and 5% for each of the nine months ended September 30, 2006 and 2005. The increase in operating income from continuing operations and operating margins for the three months ended September 30, 2006 compared to 2005 was principally due to an increase in revenue over expenses as a result of increased customers for digital and advanced services as well as overall rate increases.

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

Sale of Assets

In 2006, we sold certain cable television systems serving a total of approximately 356,000 analog video customers in 1) West Virginia and Virginia to Cebridge Connections, Inc. (the “Cebridge Transaction”); 2) Illinois and Kentucky to Telecommunications Management, LLC, doing business as New Wave Communications (the “New Wave Transaction”) and 3) Nevada, Colorado, New Mexico and Utah to Orange Broadband Holding Company, LLC (the “Orange Transaction”) for a total sales price of approximately $971 million. These cable systems met the criteria for assets held for sale. As such, the assets were written down to fair value less estimated costs to sell resulting in asset impairment charges during the nine months ended September 30, 2006 of approximately $99 million related to the New Wave Transaction and the Orange Transaction. Also, in the third quarter of 2006, we recorded asset impairment charges of $60 million related to other cable systems meeting the criteria of assets held for sale. In the third quarter of 2006 we have also determined that the West Virginia and Virginia cable systems comprise operations and cash flows that for financial reporting purposes meet the criteria for discontinued operations. Accordingly, the results of operations for the West Virginia and Virginia cable systems, including a gain of approximately $200 million on the transaction, have been presented as discontinued operations, net of tax for the three and nine months ended September 30, 2006 and all prior periods presented herein have been reclassified to conform to the current presentation.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our 2005 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions, except per share data):

	Nine Months Ended September 30,
	2006		2005

Revenues	$4,091	100%	$3,746	100%

Costs and expenses:
Operating (excluding depreciation and amortization)	1,830	45%	1,645	44%
Selling, general and administrative	860	21%	746	20%
Depreciation and amortization	1,024	25%	1,092	29%
Asset impairment charges	159	4%	39	1%
Other operating expenses, net	14	--	28	1%

	3,887	95%	3,550	95%

Operating income from continuing operations	204	5%	196	5%

Interest expense, net	(723)		(627)
Other income (expense), net	(18)		49

	(741)		(578)

Loss from continuing operations before income taxes	(537)		(382)

Income tax expense	(5)		(10)

Loss from continuing operations	(542)		(392)

Income from discontinued operations, net of tax	238		28

Net loss	$(304)		$(364)

Revenues. The overall increase in revenues from continuing operations in 2006 compared to 2005 is principally the result of an increase from September 30, 2005 of 299,100 high-speed Internet customers, 133,200 digital video customers and 234,900 telephone customers, as well as price increases for video and high-speed Internet services, and is offset partially by a decrease of 189,700 analog video customers. Our goal is to increase revenues by improving customer service, which we believe will stabilize our analog video customer base, implementing price increases on certain services and packages, and increasing the number of customers who purchase high-speed Internet services, digital video and advanced products and services such as telephone, VOD, high definition television and digital video recorder service.

Average monthly revenue per analog video customer increased to $81.21 for the nine months ended September 30, 2006 from $72.95 for the nine months ended September 30, 2005 primarily as a result of incremental revenues from advanced services and price increases. Average monthly revenue per analog video customer represents total revenue for the nine months ended during the respective period, divided by nine, divided by the average number of analog video customers during the respective period.

Revenues by service offering were as follows (dollars in millions):

	Nine Months Ended September 30,
	2006		2005		2006 over 2005
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$2,520	62%	$2,434	65%	$86	4%
High-speed Internet	773	19%	647	17%	126	19%
Telephone	86	2%	23	1%	63	274%
Advertising sales	228	6%	207	6%	21	10%
Commercial	227	5%	196	5%	31	16%
Other	257	6%	239	6%	18	8%

	$4,091	100%	$3,746	100%	$345	9%

Video revenues consist primarily of revenues from analog and digital video services provided to our non-commercial customers. Approximately $77 million of the increase was the result of price increases and incremental video revenues on advanced services from existing customers and approximately $41 million was the result of an increase in digital video customers. The increases were offset by decreases of approximately $20 million related to a decrease in analog video customers and approximately $12 million related to the System Sales.

Approximately $112 million of the increase in revenues from high-speed Internet services provided to our non-commercial customers related to the increase in the average number of customers receiving high-speed Internet services, whereas approximately $16 million related to the increase in average price of the service. The increases were offset by approximately $2 million related to the System Sales.

Revenues from telephone services increased primarily as a result of an increase of 234,900 telephone customers in 2006.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers and other vendors. Advertising sales revenues increased primarily as a result of an increase in local and national advertising sales. For the nine months ended September 30, 2006 and 2005, we received $13 million and $11 million, respectively, in advertising sales revenues from programmers.

Commercial revenues consist primarily of revenues from video and high-speed Internet services provided to our commercial customers. Commercial revenues increased primarily as a result of an increase in commercial high-speed Internet revenues.

Other revenues consist of revenues from franchise fees, equipment rental, customer installations, home shopping, dial-up Internet service, late payment fees, wire maintenance fees and other miscellaneous revenues. For the nine months ended September 30, 2006 and 2005, franchise fees represented approximately 52% and 53%, respectively, of total other revenues. The increase in other revenues was primarily the result of an increase in franchise fees of $6 million, installation revenue of $6 million and wire maintenance fees of $6 million.

Operating Expenses. Programming costs represented 62% of operating expenses for each of the nine months ended September 30, 2006 and 2005, respectively. Key expense components as a percentage of revenues were as follows (dollars in millions):

	Nine Months Ended September 30,
	2006		2005		2006 over 2005
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

Programming	$1,126	28%	$1,021	27%	$105	10%
Service	624	15%	552	15%	72	13%
Advertising sales	80	2%	72	2%	8	11%

	$1,830	45%	$1,645	44%	$185	11%

Programming costs consist primarily of costs paid to programmers for analog, premium and digital channels, VOD and pay-per-view programming. The increase in programming costs was primarily a result of rate increases and was offset in part by approximately $5 million related to the System Sales. Programming costs were offset by the amortization of payments received from programmers in support of launches of new channels of $12 million and $27 million for the nine months ended September 30, 2006 and 2005, respectively.

Our cable programming costs have increased in every year in excess of customary inflationary and cost-of-living increases. We expect them to continue to increase due to a variety of factors, including annual increases imposed by programmers and additional programming being provided to customers as a result of bandwidth reallocation, both of which increase channel capacity. In 2006, programming costs have increased and we expect will continue to increase at a higher rate than in 2005. These costs will be determined in part on the outcome of programming negotiations in 2006 and may be subject to offsetting events. Our increasing programming costs have resulted in declining operating margins on our video services because we have been unable to fully pass on all cost increases to our customers. We expect to partially offset the resulting margin compression on our traditional video services with revenue from advanced video services, increased telephone revenues, high-speed Internet revenues, advertising revenues and commercial service revenues.

Service costs consist primarily of service personnel salaries and benefits, costs of providing high-speed Internet service and telephone service, franchise fees, system utilities, maintenance and pole rent expense. The increase in service costs resulted primarily from increased costs of providing high-speed Internet and telephone service of $22 million, increased labor and maintenance costs to improve service levels and to support our advanced products of $22 million, an increase in service personnel salaries and benefits of $13 million, franchise fees of $9 million, and higher fuel and utility prices of $4 million. The increases in service costs were offset in part by approximately $3 million related to the System Sales. Advertising sales expenses consist of costs related to traditional advertising services provided to advertising customers, including salaries, benefits and commissions. Advertising sales expenses increased primarily as a result of increased costs in these areas.

Selling, General and Administrative Expenses. Key components of expense as a percentage of revenues were as follows (dollars in millions):

	Nine Months Ended September 30,
	2006		2005		2006 over 2005
	Expenses	% of Revenues	Expenses	% of Revenues	Change	% Change

General and administrative	$724	18%	$644	17%	$80	12%
Marketing	136	3%	102	3%	34	33%

	$860	21%	$746	20%	$114	15%

General and administrative expenses consist primarily of salaries and benefits, customer care center costs, billing costs, internal network costs, and bad debt expense. The increase in general and administrative expenses resulted primarily from a rise in salaries and benefits of $23 million, an increase in call center costs of $44 million, increases in billing costs of $9 million, computer maintenance of $7 million, bad debt expense of $8 million and property and casualty losses of $8 million partially offset by decreases in consulting services of $18 million and approximately $2 million related to the System Sales.

Marketing expenses increased as a result of increased spending in targeted marketing campaigns consistent with management’s strategy to increase revenues.

Depreciation and Amortization. Depreciation and amortization expense decreased by $68 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in depreciation was primarily the result of assets becoming fully depreciated. Approximately $7 million of the decrease was related to the System Sales.

Asset Impairment Charges. Asset impairment charges for the nine months ended September 30, 2006 and 2005 represent the write-down of assets related to cable asset sales to fair value less costs to sell. See Note 3 to the condensed consolidated financial statements.

Other Operating Expenses, Net. Other operating expenses, net decreased $14 million as a result of a $19 million hurricane asset retirement loss recognized during the nine months ended September 30, 2005 which did not recur in 2006 partially offset by an $8 million increase in special charges related to severance associated with closing call centers and divisional restructuring.

Interest Expense, Net. Net interest expense increased by $96 million, or 15%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The increase in net interest expense was a result of an increase in our average borrowing rate from 7.9% in the nine months ended September 30, 2005 to 8.6% in the nine months ended September 30, 2006 and an increase of $762 million in average debt outstanding from $10.0 billion for the nine months ended September 30, 2005 compared to $10.7 billion for the nine months ended September 30, 2006.

Other Income (Expense), Net. For the nine months ended September 30, 2006, we had other expense of $18 million and for the nine months ended September 30, 2005 we had other income of $49 million. The change of $67 million is primarily a result of a $21 million increase in loss on extinguishment of debt and a $35 million decrease in net gains on derivative instruments and hedging activities for the nine months ended September 30, 2006 as compared to September 30, 2005. See Note 15 to the condensed consolidated financial statements.

Income Tax Expense. Income tax expense was recognized through increases in deferred tax liabilities and current federal and state income tax expenses of certain of our indirect corporate subsidiaries.

Income From Discontinued Operations, Net of Tax. Income from discontinued operations, net of tax increased from $28 million for the nine months ended September 30, 2005 to $238 million for the nine months ended September 30, 2006 due to a gain of $200 million recognized on the sale of the West Virginia and Virginia systems.

Net Loss. Net loss decreased by $60 million, or 16%, for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 as a result of the factors described above.

Liquidity and Capital Resources

Introduction

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Financing Transactions

In January 2006, CCH II and CCH II Capital Corp. issued $450 million in debt securities, the proceeds of which were provided to Charter Communications Operating, LLC ("Charter Operating"), which used such funds to reduce borrowings, but not commitments, under the revolving portion of its credit facilities.

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

In September 2006, Charter Holdings and its wholly owned subsidiaries, CCH I and CCH II, completed the exchange of approximately $797 million in total principal amount of outstanding debt securities of Charter Holdings. Holders of Charter Holdings notes due in 2009-2010 tendered $308 million principal amount of notes for $250 million principal amount of new 10.25% CCH II notes due 2013 and $37 million principal amount of 11% CCH I notes due 2015. Holders of Charter Holdings notes due 2011-2012 tendered $490 million principal amount of notes for $425 million principal amount of 11% CCH I notes due 2015. The Charter Holdings notes received in the exchanges were thereafter distributed to Charter Holdings and retired. Also in September 2006, CCHC, LLC (“CCHC”) and CCH II completed the exchange of $450 million principal amount of Charter’s outstanding 5.875% senior convertible notes due 2009 for $188 million in cash, 45 million shares of Charter’s Class A Common Stock and $146 million principal amount of 10.25% CCH II notes due 2010. The convertible notes received in the exchange are held by CCHC.

Our long-term financing as of September 30, 2006 consists of $5.1 billion of credit facility debt and $5.7 billion accreted value of high-yield notes. For the remainder of 2006, none of our debt matures, and in 2007 and 2008, $25 million and $50 million mature, respectively. In 2009 and beyond, significant additional amounts will become due under our remaining long-term debt obligations.

Our business requires significant cash to fund debt service costs, capital expenditures and ongoing operations. We have historically funded these requirements through cash flows from operating activities, borrowings under our credit facilities, equity contributions from our parent companies, sales of assets, issuances of debt securities and cash on hand. However, the mix of funding sources changes from period to period. For the nine months ended September 30, 2006, we generated $750 million of net cash flows from operating activities after paying cash interest of $676 million. In addition, we received proceeds from the sale of assets of approximately $988 million and used approximately $795 million for purchases of property, plant and equipment. Finally, we had net cash flows used in financing activities of $879 million. We expect that our mix of sources of funds will continue to change in the future based on overall needs relative to our cash flow and on the availability of funds under our credit facilities, our and our parent companies’ access to the debt markets, the timing of possible asset sales and our ability to generate cash flows from operating activities. We continue to explore asset dispositions as one of several possible actions that we could take in the future to improve our liquidity, but we do not presently believe unannounced future asset sales to be a significant source of liquidity.

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

Debt Covenants

Our ability to operate depends upon, among other things, our continued access to capital, including credit under the Charter Operating credit facilities. The Charter Operating credit facilities, along with our indentures, contain certain restrictive covenants, some of which require us to maintain specified financial ratios and meet financial tests and to provide annual audited financial statements with an unqualified opinion from our independent auditors. As of September 30, 2006, we are in compliance with the covenants under our indentures and credit facilities, and we expect to remain in compliance with those covenants for the next twelve months. As of September 30, 2006, our potential availability under our credit facilities totaled approximately $1.6 billion, although the actual availability at that time was only $695 million because of limits imposed by covenant restrictions. Continued access to our credit facilities is subject to our remaining in compliance with these covenants, including covenants tied to our operating performance. If any events of non-compliance occur, funding under the credit facilities may not be available and defaults on some or potentially all of our debt obligations could occur. An event of default under any of our debt instruments could result in the acceleration of our payment obligations under that debt and, under certain circumstances, in cross-defaults under our other debt obligations, which could have a material adverse effect on our consolidated financial condition and results of operations.

Parent Company Debt Obligations

Any financial or liquidity problems of our parent companies could cause serious disruption to our business and have a material adverse effect on our business and results of operations. A failure by Charter Holdings, CCH I Holdings, LLC (“CIH”) or CCH I to satisfy their debt payment obligations or a bankruptcy filing with respect to Charter Holdings, CIH or CCH I would give the lenders under our credit facilities the right to accelerate the payment obligations under these facilities. Any such acceleration would be a default under the indenture governing our notes. On a consolidated basis, our parent companies have a significant level of debt, which, including our debt, totaled approximately $18.8 billion as of September 30, 2006.

Charter’s ability to make interest payments on its convertible senior notes, and, in 2009, to repay the outstanding principal of its convertible senior notes of $413 million, will depend on its ability to raise additional capital and/or on receipt of payments or distributions from Charter Communications Holding Company, LLC (“Charter Holdco”) and its subsidiaries.  As of September 30, 2006, Charter Holdco was owed $3 million in intercompany loans from its subsidiaries and had $7 million in cash, which were available to pay interest and principal on Charter's convertible senior notes.  In addition, Charter has $75 million of U.S. government securities pledged as security for the semi-annual interest payments on Charter’s convertible senior notes scheduled in November 2006 and in 2007.  CCHC also holds $450 million of Charter’s convertible senior notes.  As a result, if CCHC continues to hold those notes, CCHC will receive interest payments on Charter’s convertible senior notes from the pledged government securities.  The cumulative amount of interest payments expected to be received by CCHC may be available to be distributed to pay interest on the outstanding $413 million of Charter’s convertible senior notes due in 2008 and May 2009, although CCHC may use those amounts for other purposes.

As of September 30, 2006, Charter Holdings, CIH and CCH I had approximately $7.5 billion principal amount of high-yield notes outstanding with approximately $105 million, $0 million, $415 million and $7.0 billion maturing in 2007, 2008, 2009, and thereafter, respectively. Charter Holdings, CIH and CCH I will need to raise additional capital or receive distributions or payments from us in order to satisfy their debt obligations. However, because of their significant indebtedness, our ability and the ability of the parent companies to raise additional capital at reasonable rates or at all is uncertain. During the nine months ended September 30, 2006, we distributed $515 million of cash to its parent company.

Distributions by Charter’s subsidiaries to a parent company (including Charter, Charter Holdco, CCHC and Charter Holdings, CIH and CCH I) for payment of principal on parent company notes are restricted under the indentures governing the CIH notes, CCH I notes, CCH II notes, CCO Holdings notes and Charter Operating notes unless there is no default under the applicable indenture and each applicable subsidiary’s leverage ratio test is met at the time of such distribution. For the quarter ended September 30, 2006, there was no default under any of these indentures. However, certain of Charter's subsidiaries did not meet their applicable leverage ratio tests based on September 30, 2006 financial results. As a result, distributions from certain of Charter's subsidiaries to their parent companies would have been restricted at such time and will continue to be restricted unless those tests are met. Distributions by

Charter Operating for payment of principal on parent company notes are further restricted by the covenants in the credit facilities.

Distributions by CIH, CCH I, CCH II, CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures.

Specific Limitations at Charter Holdings

The indentures governing the Charter Holdings notes permit Charter Holdings to make distributions to Charter Holdco for payment of interest or principal on Charter’s convertible senior notes, only if, after giving effect to the distribution, Charter Holdings can incur additional debt under the leverage ratio of 8.75 to 1.0, there is no default under Charter Holdings’ indentures and other specified tests are met. For the quarter ended September 30, 2006, there was no default under Charter Holdings’ indentures and the other specified tests were met. However, Charter Holdings did not meet the leverage ratio test of 8.75 to 1.0 based on September 30, 2006 financial results. As a result, distributions from Charter Holdings to Charter or Charter Holdco would have been restricted at such time and will continue to be restricted unless that test is met. During periods in which distributions are restricted, the indentures governing the Charter Holdings notes permit Charter Holdings and its subsidiaries to make specified investments (that are not restricted payments) in Charter Holdco or Charter up to an amount determined by a formula, as long as there is no default under the indentures.

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

Sale of Assets

In the third quarter of 2006, we closed the Cebridge Transaction, New Wave Transaction and Orange Transaction for a total sales price of approximately $971 million. We used the net proceeds from the asset sales to reduce borrowings, but not commitments, under the revolving portion of our credit facilities. Also in the third quarter of 2006, we recorded asset impairment charges of $60 million related to other cable systems meeting the criteria of assets held for sale.

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

We held $70 million in cash and cash equivalents as of September 30, 2006 compared to $3 million as of December 31, 2005. For the nine months ended September 30, 2006, we generated $750 million of net cash flows from operating activities after paying cash interest of $676 million. In addition, we received proceeds from the sale of assets of approximately $988 million and used approximately $795 million for purchases of property, plant and equipment. Finally, we had net cash flows used in financing activities of $879 million.

Operating Activities. Net cash provided by operating activities increased $91 million, or 14%, from $659 million for the nine months ended September 30, 2005 to $750 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2006, net cash provided by operating activities increased primarily as a result of changes in operating assets and liabilities that provided $169 million more cash during the nine months ended September 30, 2006 than the corresponding period in 2005. The decrease in the cash used in operating assets and liabilities is primarily due to the finalization of a class action settlement in the third quarter of 2005.

Investing Activities. Net cash provided by investing activities was $196 million for the nine months ended September 30, 2006 compared to net cash used by investing activities of $725 million for the nine months ended September 30, 2005, which was primarily related to $988 million of proceeds received from the sale of assets including cable systems.

Financing Activities. Net cash used by financing activities was $879 million and $471 million for the nine months ended September 30, 2006 and 2005, respectively. The increase in cash used during the nine months ended September 30, 2006 as compared to the corresponding period in 2005, was primarily the result of an increase in net repayments of long-term debt.

Capital Expenditures

We have significant ongoing capital expenditure requirements. Capital expenditures were $795 million and $815 million for the nine months ended September 30, 2006 and 2005, respectively. Capital expenditures decreased as a result of decreases in expenditures related to line extensions and support capital partially offset by increased spending on customer premise equipment as a result of increases in digital video, high-speed Internet and telephone customers. See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities, the issuance of debt and borrowings under credit facilities. In addition, during the nine months ended September 30, 2006 and 2005, our liabilities related to capital expenditures increased $4 million and $39 million, respectively.

During 2006, we expect capital expenditures to be approximately $1.1 billion. We expect that the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital and for scalable infrastructure costs. We have and expect to continue to fund capital expenditures for 2006 primarily from cash flows from operating activities, proceeds from asset sales and borrowings under our credit facilities.

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

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three and nine months ended September 30, 2006 and 2005 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Customer premise equipment (a)	$120	$94	$378	$322
Scalable infrastructure (b)	49	49	146	138
Line extensions (c)	23	37	82	114
Upgrade/Rebuild (d)	13	13	36	35
Support capital (e)	51	80	153	206

Total capital expenditures	$256	$273	$795	$815

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION.

Item 1.     Legal Proceedings.

We are a defendant or co-defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. Other industry participants are also defendants in certain of these cases, and, in many cases, we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions. In the event that a court ultimately determines that we infringe on any intellectual property rights, we may be subject to substantial damages and/or an injunction that could require us or our vendors to modify certain products and services we offer to our subscribers. While we believe the lawsuits are without merit and intend to defend the actions vigorously, the lawsuits could be material to our consolidated results of operations of any one period, and no assurance can be given that any adverse outcome would not be material to our consolidated financial condition, results of operations or liquidity.

We are a party to other lawsuits and claims that arise in the ordinary course of conducting our business. The ultimate outcome of these other legal matters pending against us or our subsidiaries cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on our consolidated financial condition, results of operations or liquidity.

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

Some of these factors are beyond our control. If we and our parent companies are unable to generate sufficient cash flow or access additional external liquidity sources, we and our parent companies may not be able to service and repay our and our parent companies’ debt, operate our business, respond to competitive challenges or fund our and our parent companies’ other liquidity and capital needs. Although CCH II and CCH II Capital Corp. sold $450 million principal amount of 10.250% senior notes due 2010 in January 2006, our subsidiary, Charter Operating, completed a $6.85 billion refinancing of its credit facilities in April 2006 and we and certain of our parent companies completed the exchange offers in September 2006, we may not be able to access additional sources of external liquidity on similar terms, if at all. We expect that cash on hand, cash flows from operating activities, proceeds from sales of assets and the amounts available under our credit facilities will be adequate to meet our and our parent companies’ cash needs through 2007. We believe that cash flows from operating activities and amounts available under our credit facilities may not be sufficient to fund our operations and satisfy our and our parent companies’ interest and principal repayment obligations in 2008 and will not be sufficient to fund such needs in 2009 and beyond. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

We may not be able to access funds under our credit facilities if we fail to satisfy the covenant restrictions in our credit facilities, which could adversely affect our financial condition and our ability to conduct our business.

We have historically relied on access to credit facilities in order to fund operations and to service our and our parent companies’ debt, and we expect such reliance to continue in the future. Our total potential borrowing availability under the Charter Operating credit facilities was approximately $1.6 billion as of September 30, 2006, although the actual availability at that time was only $695 million because of limits imposed by covenant restrictions. There can be no assurance that our actual availability under our credit facilities will not be limited by covenant restrictions in the future.

One of the conditions to the availability of funding under Charter Operating’s credit facilities is the absence of a default under the credit facilities, including as a result of any failure to comply with the covenants under the facilities. Among other covenants, the facilities require Charter Operating to maintain specific financial ratios. The facilities also provide that Charter Operating has to obtain an unqualified audit opinion from its independent accountants for each fiscal year. There can be no assurance that Charter Operating will be able to continue to comply with these or any other of the covenants under the credit facilities.

A failure by Charter Holdings or any parent of CCH II that is a subsidiary of Charter Holdings to satisfy certain of its respective debt payment obligations or a bankruptcy filing with respect to such parent with respect to indebtedness in an outstanding aggregate principal amount which exceeds $200 million would give the lenders under the Charter Operating credit facilities the right to accelerate the payment obligations under these facilities.  Any such acceleration would be a default under the indentures governing our notes.

Furthermore, the Charter Operating credit facilities provide that an event of default would occur if certain of Charter Operating's parent companies have indebtedness in excess of $500 million aggregate principal amount which remains undefeased three months prior to its final maturity.  The parent company indebtedness subject to this provision will mature in 2010.  The inability of those parent companies to refinance or repay their indebtedness would result in a default under those credit facilities.

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

There can be no assurance that these subsidiaries will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our indebtedness and the indebtedness of our parents. Our direct or indirect subsidiaries include the borrowers and guarantors under the Charter Operating credit facilities. Several of our subsidiaries are also obligors under other senior high yield notes. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Covenants.” Our notes are structurally subordinated in right of payment to all of the debt and other liabilities of our subsidiaries. As of September 30, 2006, our total debt was approximately $10.8 billion, of which approximately $8.4 billion was structurally senior to the CCH II notes.

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

We and our parent companies have a significant amount of debt and may (subject to applicable restrictions in their debt instruments) incur additional debt in the future. As of September 30, 2006, our total debt was approximately $10.8 billion, our member’s equity was approximately $2.0 billion and the deficiency of earnings to cover fixed charges was $285 million for the nine months ended September 30, 2006. The ratio of earnings to cover fixed charges for the three months ended September 30, 2006 was 1:1.2.

As of September 30, 2006, our parent companies had approximately $7.9 billion aggregate principal amount of debt. In addition, $450 million of Charter's convertible notes are held by CCHC. We and our parent companies will need to raise additional capital and/or receive distributions or payments from subsidiaries in order to satisfy our and their respective debt obligations in 2009 and beyond. However, because of our and their significant indebtedness, our and our parent companies’ ability to raise additional capital at reasonable rates or at all is uncertain, and our and our parent companies’ ability to make distributions or payments to our and their respective parent companies is subject to availability of funds and restrictions under our and our subsidiaries’ applicable debt instruments.

To the extent we and our parent companies rely on receiving distributions from their subsidiaries, they are subject to compliance with the terms of our credit facilities and indentures and restrictions under applicable law.  Under the Delaware limited liability company act, these subsidiaries may only pay dividends to their parent if they have "surplus" as defined in the act.  Under fraudulent transfer laws, these subsidiaries may not pay dividends to their parent if they are insolvent or are rendered insolvent thereby.  The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred.  Generally, however, any subsidiary of our parent companies would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they became absolute and mature; or

•	it could not pay its debts as they became due.

While we believe that the relevant Charter subsidiaries currently have surplus and are not insolvent, there can be no assurance that these subsidiaries will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service parent company indebtedness.

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
•
limit our and our parent companies’ ability to borrow additional funds in the future, if we or they need them, due to applicable financial and restrictive covenants in our and our parent companies’ debt; and

•
make it more difficult for us to satisfy our obligations to the holders of our notes and to the lenders under our credit facilities as well as our parent companies’ ability to satisfy their obligations to their noteholders.

A default by us or one of our parent companies under our or their debt obligations could result in the acceleration of those obligations and the obligations under our and our parent companies’ other notes. We may not have the ability to fund our obligations under our notes in the event of such a default. We and our parent companies may incur substantial additional debt in the future. If current debt levels increase, the related risks that we now face will intensify.

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

Furthermore, Charter Operating’s credit facilities require Charter's subsidiaries to, among other things, maintain specified financial ratios, meet specified financial tests and provide annual audited financial statements, with an unqualified opinion from our independent auditors. Charter Operating’s ability to comply with these provisions may be affected by events beyond our control.

The breach of any covenants or obligations in our foregoing indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt agreement or instrument and could trigger acceleration of the related debt, which in turn could trigger defaults under other agreements governing our and our parent companies’ long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities and the holders of the Charter Operating senior second-lien notes could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities or the indentures governing our or our parent companies’ debt could adversely affect our growth, our financial condition and our results of operations and our ability to make payments on our notes and Charter Operating’s credit facilities and other debt of our subsidiaries.

All of our and our parent companies’ outstanding debt is subject to change of control provisions. We and our parent companies may not have the ability to raise the funds necessary to fulfill our obligations under our and our parent companies’ indebtedness following a change of control, which would place us and our parent companies in default under the applicable debt instruments.

We and our parent companies may not have the ability to raise the funds necessary to fulfill our obligations under our and our parent companies’ notes and our credit facilities following a change of control. Under the indentures governing our and our parent companies’ notes, upon the occurrence of specified change of control events, the applicable note issuer is required to offer to repurchase all of its outstanding notes. However, we and our parent companies may not have sufficient funds at the time of the change of control event to make the required repurchase of the applicable notes, and all of the notes issuers are limited in their ability to make distributions or other payments to their respective parent company to fund any required repurchase. In addition, a change of control under our credit facilities would result in a default under those credit facilities. Because such credit facilities and our subsidiaries’ notes are obligations of our subsidiaries, the credit facilities and our subsidiaries’ notes would have to be repaid by our subsidiaries before their assets could be available to us or our parent companies to repurchase our and our parent companies’ notes. Any failure to make or complete a change of control offer would place the applicable issuer or borrower in default under its notes. The failure of our subsidiaries to make a change of control offer or repay the amounts accelerated under their credit facilities would place them in default.

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

In order to attract new customers, from time to time we make promotional offers, including offers of temporarily reduced-price or free service. These promotional programs result in significant advertising, programming and operating expenses, and also require us to make capital expenditures to acquire additional digital set-top boxes.

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

We have had a history of net losses and expect to continue to report net losses for the foreseeable future. Our net losses are principally attributable to insufficient revenue to cover the combination of operating costs and interest costs we incur because of our debt and the depreciation expenses that we incur resulting from the capital investments we have made in our cable properties. We expect that these expenses will remain significant, and we expect to continue to report net losses for the foreseeable future. We reported net income of $31 million for the three months ended September 30, 2006. We reported net losses of $144 million, $304 million and $364 million for the three months ended September 30, 2005 and for the nine months ended September 30, 2006 and 2005, respectively. Continued losses would reduce our cash available from operations to service our indebtedness, as well as limit our ability to finance our operations.

We may not have the ability to pass our increasing programming costs on to our customers, which would adversely affect our cash flow and operating margins.

Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming, particularly sports programming. We expect programming costs to continue to increase because of a variety of factors, including inflationary or negotiated annual increases, additional programming being provided to customers and increased costs to purchase programming. The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins. As measured by programming costs and excluding premium services (substantially all of which were renegotiated and renewed in 2003), as of October 6, 2006, approximately 7% of our current programming contracts were expired, and approximately another 4% were scheduled to expire at or before the end of 2006. There can be no assurance that these agreements will be renewed on favorable or comparable terms. Our programming costs increased by approximately 8% and 10% in the three and nine months ended September 30, 2006 compared to the corresponding periods in 2005, respectively. We expect our programming costs in 2006 to continue to increase at a higher rate than in 2005. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

If our required capital expenditures in 2006, 2007 and beyond exceed our projections, we may not have sufficient funding, which could adversely affect our growth, financial condition and results of operations.

During the three and nine months ended September 30, 2006, we spent approximately $256 million and $795 million, respectively, on capital expenditures. During 2006, we expect capital expenditures to be approximately $1.1 billion. The actual amount of our capital expenditures depends on the level of growth in high-speed Internet and telephone customers and in the delivery of other advanced services, as well as the cost of introducing any new services. We may need additional capital in 2006, 2007 and beyond if there is accelerated growth in high-speed Internet customers, telephone customers or in the delivery of other advanced services. If we cannot obtain such capital from increases in our cash flow from operating activities, additional borrowings, proceeds from asset sales or other sources, our growth, financial condition and results of operations could suffer materially.

Our inability to respond to technological developments and meet customer demand for new products and services could limit our ability to compete effectively.

Our business is characterized by rapid technological change and the introduction of new products and services. We cannot assure you that we will be able to fund the capital expenditures necessary to keep pace with unanticipated technological developments or that we will successfully anticipate the demand of our customers for products and services requiring new technology. Our inability to maintain and expand our upgraded systems and provide advanced services in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect our ability to attract and retain customers. Consequently, our growth, financial condition and results of operations could suffer materially.

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

Mr. Allen has the ability to control us. Through his control as of September 30, 2006 of approximately 90% of the voting power of the capital stock of our manager, Charter, Mr. Allen is entitled to elect all but one of Charter’s board members and effectively has the voting power to elect the remaining board member as well. Mr. Allen thus has the ability to control fundamental corporate transactions requiring equity holder approval, including, but not limited to, the election of all of Charter’s directors, approval of merger transactions involving us and the sale of all or substantially all of our assets.

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

The recent issuance of Charter Class A common stock, as well as possible future conversions of Charter convertible notes, significantly increase the risk that Charter will experience an ownership change in the future for tax purposes, resulting in a material limitation on the use of a substantial amount of Charter’s existing net operating loss carryforwards.

As of September 30, 2006, Charter had approximately $6.4 billion of tax net operating losses (resulting in a gross deferred tax asset of approximately $2.6 billion) expiring in the years 2007 through 2026. Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes except for deferred benefits available to offset certain deferred tax liabilities. Currently, such tax net operating losses can accumulate and be used to offset any of Charter’s future taxable income. An “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended, would place significant limitations, on an annual basis, on the use of such net operating losses to offset any future taxable income Charter may generate. Such limitations, in conjunction with the net operating loss expiration provisions, could effectively eliminate Charter’s ability to use a substantial portion of its net operating losses to offset future taxable income.

The issuance of 45 million shares of Charter Class A common stock in connection with the September 2006 exchange offer, up to a total of 150 million shares of Charter Class A common stock (of which a total of 59.5 million are outstanding as of September 2006) offered pursuant to a share lending agreement executed by Charter in connection with the issuance of the 5.875% convertible senior notes in November 2004, as well as possible future conversions of Charter convertible notes, significantly increases the risk that Charter will experience an ownership change in the future for tax purposes, resulting in a material limitation on the use of a substantial amount of Charter’s existing net operating loss carryforwards. As of September 30, 2006, the issuance and return of shares associated with the share lending agreement did not result in Charter experiencing an ownership change. However, future transactions and the timing of such transactions could cause an ownership change. Such transactions include additional issuances of common stock by Charter (including but not limited to issuances upon future conversion of Charter’s 5.875% convertible senior notes), reacquisitions of the borrowed shares by Charter, or acquisitions or sales of shares by certain holders of Charter shares, including persons who have held, currently hold, or accumulate in the future five percent or more of Charter’s outstanding stock (including upon an exchange by Mr. Allen or his affiliates, directly or indirectly, of membership units of Charter Holdco into Charter Class A common stock). Many of the foregoing transactions are beyond our control.

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

Our cable systems generally operate pursuant to franchises, permits and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Local franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, franchises have not been renewed at expiration, and we have operated and are operating under either temporary operating agreements or without a license while negotiating renewal terms with the local franchising authorities. Approximately 12% of our franchises, covering approximately 14% of our analog video customers, were expired as of September 30, 2006. Approximately 2% of additional franchises, covering approximately an additional 4% of our analog video customers, will expire on or before December 31, 2006, if not renewed prior to expiration.

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

Different legislative proposals have been introduced in the United States Congress and in some state legislatures that would greatly streamline cable franchising. This legislation is intended to facilitate entry by new competitors, particularly local telephone companies. Such legislation has passed in several states in which we have operations and one of these newly enacted statutes is subject to court challenge. Although various legislative proposals provide some regulatory relief for incumbent cable operators, these proposals are generally viewed as being more favorable to new entrants due to a number of factors, including provisions withholding streamlined cable franchising from incumbents until after the expiration of their existing franchises. To the extent incumbent cable operators are not able to avail themselves of this streamlined franchising process, such operators may continue to be subject to more onerous franchise requirements at the local level than new entrants. A proceeding is pending at the Federal Communications Commission ("FCC'') to determine whether local franchising authorities are impeding the deployment of competitive cable services through unreasonable franchising requirements and whether such impediments should be preempted. We are not yet able to determine what impact such proceeding may have on us.

The existence of more than one cable system operating in the same territory is referred to as an overbuild. These overbuilds could adversely affect our growth, financial condition and results of operations by creating or increasing competition. As of September 30, 2006, we are aware of overbuild situations impacting approximately 8% of our estimated homes passed, and potential overbuild situations in areas servicing approximately an additional 8% of our estimated homes passed. Additional overbuild situations may occur in other systems.

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

We may be required to provide access to our networks to other Internet service providers which could significantly increase our competition and adversely affect our ability to provide new products and services.

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

Cable operators also face significant regulation of their channel carriage. They currently can be required to devote substantial capacity to the carriage of programming that they would not carry voluntarily, including certain local broadcast signals, local public, educational and government access programming, and unaffiliated commercial leased access programming. This carriage burden could increase in the future, particularly if cable systems were required to carry both the analog and digital versions of local broadcast signals (dual carriage) or to carry multiple program streams included with a single digital broadcast transmission (multicast carriage). Additional government-mandated broadcast carriage obligations could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity and limit our ability to offer services that would maximize customer appeal and revenue potential. Although the FCC issued a decision in February 2005, confirming an earlier ruling against mandating either dual carriage or multicast carriage, that decision is subject to a petition for reconsideration which is pending. In addition, the FCC could reverse its own ruling or Congress could legislate additional carriage obligations.

Offering voice communications service may subject us to additional regulatory burdens, causing us to incur additional costs.

In 2002, we began to offer voice communications services on a limited basis over our broadband network. We continue to develop and deploy Voice over Internet Protocol or VoIP services. The FCC has declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain authorizations, including federal and state licenses. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. The FCC has extended certain traditional telecommunications requirements, such as E911 and Universal Service requirements, to many VoIP providers, such as Charter. The FCC has also required that these VoIP providers comply with obligations applied to traditional telecommunications carriers to ensure their networks can accommodate law enforcement wiretaps by May 2007, which requirement has been affirmed by the Court of Appeals for the D.C. Circuit. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs.

Item 6.     Exhibits.

The index to the exhibits begins on page 45 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, CCH II, LLC and CCH II Capital Corp. have duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    CCH II, LLC
                    Registrant

By: CHARTER COMMUNICATIONS, INC., Sole Manager

Dated: November 13, 2006	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President and
Chief Accounting Officer

                    CCH II CAPITAL CORP.
                    Registrant

Dated: November 13, 2006	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Vice President and
Chief Accounting Officer

EXHIBIT INDEX

Exhibit Number	Description of Document
4.1
Indenture relating to the 10.25% Senior Notes due 2013, dated as of September 14, 2006, by and between CCH II, LLC, CCH II Capital Corp. as Issuers, Charter Communications Holdings, LLC as Parent Guarantor and The Bank of New York Trust Company, N.A. as trustee (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. on September 19, 2006)).

10.1+
Employment Agreement dated as of August 1, 2006 by and between Marwan Fawaz and Charter Communications, Inc. (incorporated by reference to Exhibit 99.1 to the current report on Form 8-K of Charter Communications, Inc. filed on August 1, 2006 (File No. 000-27927)).

10.2
Exchange and Registration Rights Agreement dated as of September 14, 2006 by CCH I, LLC, CCH I Capital Corp., CCH II, LLC, CCH II Capital Corp. and Charter Communications Holdings, LLC. (Incorporated by reference to Exhibit 10.5 to the current report on Form 8-K of Charter Communications, Inc. filed on September 19, 2006 (File No. 000-27927)).

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