Form 10-Q
period 2010-03-31
CCH II LLC; CCH II CAPITAL CORP
filed 2010-05-10
CIK 1266604, 1266605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

                    (Mark One)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number:    333-111423
                                            333-111423-01

CCH II, LLC
CCH II Capital Corp.
(Exact name of registrants as specified in their charters)

Delaware	03-0511293
Delaware	13-4257703
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

12405 Powerscourt Drive
St. Louis, Missouri   63131
(Address of principal executive offices including zip code)

(314) 965-0555
(Registrants’ telephone number, including area code)

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrants have submitted electronically and posted on their corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrants were required to submit and post such files). YES [  ]  NO [  ]

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See definition of “accelerated filers,” “large accelerated filers” and “smaller reporting companies” in Rule 12b-2 of the Exchange Act. (Check one):

      Large accelerated filers ☐                                            Accelerated filers ☐                                          Non-accelerated filers ☑          Smaller reporting companies ☐

Indicate by check mark whether the registrants are shell companies (as defined in Rule 12b-2 of the Act). Yes ☐No ☑

All of the issued and outstanding shares of capital stock of CCH II Capital Corp. are held by CCH II, LLC. All of the limited liability company membership interests of CCH II, LLC are held by CCH I, LLC (a wholly owned subsidiary of Charter Communications, Inc., a reporting company under the Exchange Act). There is no public trading market for any of the aforementioned limited liability company membership interests or shares of capital stock.

APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrants have filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☑ No ☐

CCH II, LLC
CCH II Capital Corp.
Quarterly Report on Form 10-Q for the Period ended March 31, 2010

This quarterly report on Form 10-Q is for the three months ended March 31, 2010.  The Securities and Exchange Commission ("SEC") allows us to "incorporate by reference" information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents.  Information incorporated by reference is considered to be part of this quarterly report.  In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this quarterly report.  In this quarterly report, "we," "us" and "our" refer to CCH II, LLC and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS:

This quarterly report includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), regarding, among other things, our plans, strategies and prospects, both business and financial including, without limitation, the forward-looking statements set forth in the "Results of Operations" and "Liquidity and Capital Resources" sections under Part I, Item 2. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in this quarterly report.  Although we believe that our plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, we cannot assure you that we will achieve or realize these plans, intentions or expectations.  Forward-looking statements are inherently subject to risks, uncertainties and assumptions including, without limitation, the factors described under "Risk Factors" under Part II, Item 1A.  Many of the forward-looking statements contained in this quarterly report may be identified by the use of forward-looking words such as "believe," "expect," "anticipate," "should," "planned," "will," "may," "intend," "estimated," "aim," "on track," "target," "opportunity," “tentative” and "potential," among others.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this quarterly report are set forth in this quarterly report and in other reports or documents that we file from time to time with the SEC, and include, but are not limited to:

•
our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed Internet, telephone and other services to residential and commercial customers, and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition and the difficult economic conditions in the United States;

•
the impact of competition from other distributors, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers, and digital subscriber line ("DSL") providers and competition from video provided over the Internet;

•	general business conditions, economic uncertainty or downturn and the significant downturn in the housing sector and overall economy;

•	our ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);

•	our ability to adequately deliver customer service;

•	the effects of governmental regulation on our business;

•
the availability and access, in general, of funds to meet our debt obligations, prior to or when they become due, and to fund our operations and necessary capital expenditures, either through (i) cash on hand, (ii) cash flows from operating activities, (iii) access to the capital or credit markets including through new issuances, exchange offers or otherwise, especially given recent volatility and disruption in the capital and credit markets, or (iv) other sources and our ability to fund debt obligations (by dividend, investment or otherwise) to the applicable obligor of such debt; and

•
our ability to comply with all covenants in our indentures and credit facilities, any violation of which, if not cured in a timely manner, could trigger a default of our other obligations under cross-default provisions.

All forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by this cautionary statement.  We are under no duty or obligation to update any of the forward-looking statements after the date of this quarterly report.

PART I. FINANCIAL INFORMATION.

Item 1.	Financial Statements.

CCH II, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(DOLLARS IN MILLIONS)

	Successor
	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29	$512
Restricted cash and cash equivalents	27	27
Accounts receivable, less allowance for doubtful accounts of $21 and $11, respectively	222	247
Prepaid expenses and other current assets	47	45
Total current assets	325	831

INVESTMENT IN CABLE PROPERTIES:
Property, plant and equipment, net of accumulated depreciation	6,824	6,797
Franchises, net	5,272	5,272
Customer relationships, net	2,251	2,335
Goodwill	951	951
Total investment in cable properties, net	15,298	15,355

OTHER NONCURRENT ASSETS	162	38

Total assets	$15,785	$16,224

LIABILITIES AND MEMBERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$835	$756
Payables to related party	224	219
Current portion of long-term debt	--	70
Total current liabilities	1,059	1,045

LONG-TERM DEBT	12,762	13,252
LOANS PAYABLE – RELATED PARTY	13	13
OTHER LONG-TERM LIABILITIES	275	275

MEMBERS’ EQUITY:
Member’s equity	1,442	1,414
Total CCH II member’s equity	1,442	1,414

Noncontrolling interest	234	225
Total members’ equity	1,676	1,639

Total liabilities and members’ equity	$15,785	$16,224

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(DOLLARS IN MILLIONS)
Unaudited

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2010	2009

REVENUES	$1,735	$1,662

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	751	713
Selling, general and administrative	352	344
Depreciation and amortization	369	321
Other operating (income) expenses, net	12	(50)

	1,484	1,328

Income from operations	251	334

OTHER EXPENSES:
Interest expense, net	(204)	(262)
Reorganization items, net	(4)	(86)
Other expenses, net	--	(3)

	(208)	(351)

Income (loss) before income taxes	43	(17)

INCOME TAX EXPENSE	(6)	(3)

Consolidated net income (loss)	37	(20)

Less: Net income – noncontrolling interest	(9)	(11)

Net income (loss) – CCH II member	$28	$(31)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(DOLLARS IN MILLIONS)
Unaudited

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$37	$(20)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	369	321
Noncash interest expense	18	8
Noncash reorganization items, net	--	52
Deferred income taxes	3	1
Other, net	7	17
Changes in operating assets and liabilities:
Accounts receivable	25	34
Prepaid expenses and other assets	(2)	(61)
Accounts payable, accrued expenses and other	90	(52)
Receivables from and payables to related party	--	(122)

Net cash flows from operating activities	547	178

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(310)	(269)
Change in accrued expenses related to capital expenditures	(15)	(27)
Other, net	(5)	4

Net cash flows from investing activities	(330)	(292)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments of long-term debt	(667)	(17)
Payments for debt issuance costs	(31)	--
Other, net	(2)	(1)

Net cash flows from financing activities	(700)	(18)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(483)	(132)
CASH AND CASH EQUIVALENTS, beginning of period	539	953

CASH AND CASH EQUIVALENTS, end of period	$56	$821

CASH PAID FOR INTEREST	$150	$149

The accompanying notes are an integral part of these condensed consolidated financial statements.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

1.	Organization and Basis of Presentation

Organization

CCH II, LLC (“CCH II”) is a holding company whose principal assets at March 31, 2010 are the equity interests in its operating subsidiaries. CCH II is a direct subsidiary of CCH I, LLC (“CCH I”), which is an indirect subsidiary of Charter Communications, Inc. (“Charter”). The consolidated financial statements include the accounts of CCH II and all of its subsidiaries where the underlying operations reside, which are collectively referred to herein as the "Company."  All significant intercompany accounts and transactions among consolidated entities have been eliminated.

The Company is a broadband communications company operating in the United States.  The Company offers to residential and commercial customers traditional cable video programming (basic and digital video), high-speed Internet services, and telephone services, as well as advanced broadband services such as high definition television, Charter OnDemand™, and digital video recorder (“DVR”) service.  The Company sells its cable video programming, high-speed Internet, telephone, and advanced broadband services primarily on a subscription basis.  The Company also sells local advertising on cable networks.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the "SEC").  Accordingly, certain information and footnote disclosures typically included in CCH II’s Annual Report or that were included in CCH II’s Registration Statement on Form S-4 (Reg. No. 333-164381) have been condensed or omitted for this quarterly report.  The accompanying condensed consolidated financial statements are unaudited and are subject to review by regulatory authorities.  However, in the opinion of management, such financial statements include all adjustments, which consist of only normal recurring adjustments, necessary for a fair presentation of the results for the periods presented.  Interim results are not necessarily indicative of results for a full year.

Effective December 1, 2009, the Company applied fresh start accounting which requires assets and liabilities to be reflected at fair value as of that date. The financial information set forth in this report, unless otherwise expressly set forth or as the context otherwise indicates, reflects the consolidated results of operations and financial condition of CCH II and its subsidiaries for periods following November 30, 2009 (“Successor”), and of CCH II and its subsidiaries for the periods prior to November 30, 2009 (“Predecessor”).

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Areas involving significant judgments and estimates include capitalization of labor and overhead costs; depreciation and amortization costs; impairments of property, plant and equipment, intangibles and goodwill; income taxes; and contingencies.  Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform with the 2010 presentation.

2.           Emergence from Reorganization Proceedings

On March 27, 2009, the Company, its parent companies, and certain affiliates filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) to reorganize under Chapter 11 of the United States Code (the “Bankruptcy Code”).  The Chapter 11 cases were jointly administered under the caption In re Charter Communications, Inc., et al., Case No. 09-11435.  On May 7, 2009, the Company filed a Joint Plan of Reorganization (the "Plan") and a related disclosure statement with the Bankruptcy Court.  The Plan was confirmed by order of the Bankruptcy Court on November 17, 2009 (“Confirmation Order”), and became effective on

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

November 30, 2009 (the “Effective Date”), the date on which the Company and its parent companies emerged from protection under Chapter 11 of the Bankruptcy Code.

Upon the Company’s emergence from bankruptcy, the Company adopted fresh start accounting. This resulted in the Company becoming a new entity on December 1, 2009, with a new capital structure, a new accounting basis in the identifiable assets and liabilities assumed and no retained earnings or accumulated losses. Accordingly, the consolidated financial statements on or after December 1, 2009 are not comparable to the consolidated financial statements prior to that date. The financial statements for the periods prior to November 30, 2009 do not include the effect of any changes in the Company’s capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

Restricted cash is included in cash and cash equivalents on the accompanying condensed consolidated statements of cash flows.

3.           Franchises, Goodwill and Other Intangible Assets

As of March 31, 2010 and December 31, 2009, indefinite-lived and finite-lived intangible assets are presented in the following table:

	March 31, 2010			December 31, 2009
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount

Indefinite-lived intangible assets:
Franchises	$5,272	$--	$5,272	$5,272	$--	$5,272
Goodwill	951	--	951	951	--	951

	$6,223	$--	$6,223	$6,223	$--	$6,223

Finite-lived intangible assets:
Customer relationships	$2,363	$112	$2,251	$2,363	$28	$2,335
Other intangible assets	38	2	36	33	--	33
	$2,401	$114	$2,287	$2,396	$28	$2,368

Amortization expense related to customer relationships and other intangible assets for the three months ended March 31, 2010 (Successor) and 2009 (Predecessor) was approximately $86 million and $2 million, respectively.

The Company expects amortization expense on its finite-lived intangible assets will be as follows.

9 months ended December 31, 2010	$252
2011	311
2012	286
2013	260
2014	234
2015	208
Thereafter	736

$2,287

Actual amortization expense in future periods could differ from these estimates as a result of new intangible asset acquisitions or divestitures, changes in useful lives, impairments and other relevant factors.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

4.           Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009

Accounts payable – trade	$118	$102
Accrued capital expenditures	31	46
Accrued expenses:
Programming costs	283	270
Interest	124	88
Compensation	69	59
Franchise-related fees	48	53
Other	162	138

	$835	$756

5.           Long-Term Debt

Long-term debt consists of the following as of March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Principal Amount	Accreted Value	Principal Amount	Accreted Value
CCH II, LLC:
13.5% senior notes due November 15, 2016	$1,766	$2,083	$1,766	$2,092
CCO Holdings, LLC:
8.75 % senior notes due November 15, 2013	800	811	800	812
Credit facility	350	306	350	304
Charter Communications Operating, LLC:
8% senior second-lien notes due April 30, 2012	1,100	1,118	1,100	1,120
8.375% senior second-lien notes due April 30, 2014	770	778	770	779
10.875% senior second-lien notes due September 15, 2014	546	599	546	601
Credit facilities	7,510	7,067	8,177	7,614
Total Debt	$12,842	$12,762	$13,509	$13,322
Less: Current Portion	--	--	70	70
Long-Term Debt	$12,842	$12,762	$13,439	$13,252

The accreted values presented above represent the fair value of the notes as of the Effective Date, plus accretion to the balance sheet dates. However, the amount that is currently payable if the debt becomes immediately due is equal to the principal amount of the debt. It is management’s intent to fund the repayments of debt schedule to mature during the next 12 months from borrowings on the Company’s revolving credit facility. The accompanying condensed consolidated balance sheets reflect this intent by presenting all debt balances as long-term as of March 31, 2010.

On March 31, 2010, Charter Communications Operating, LLC (“Charter Operating”) entered into an amended and restated credit agreement.  The refinancing resulted in a loss on extinguishment of debt for the three months ended March 31, 2010 of approximately $1 million recorded in other expense, net.  Under the amended and restated credit agreement, the Charter Operating credit facilities consist of the following as of March 31, 2010:

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

•
A term B-1 loan with a remaining principal amount of approximately $3.4 billion, which is repayable in equal quarterly installments and aggregating in each loan year to 1% of the original amount of the term B-1 loan, with the remaining balance due at final maturity on March 6, 2014;

•
A term B-2 loan with a remaining principal amount of approximately $490 million, which is repayable in equal quarterly installments and aggregating in each loan year to 1% of the original amount of the term B-2 loan, with the remaining balance due at final maturity on March 6, 2014;

•
A term C loan with a remaining principal amount of approximately $3.0 billion, which is repayable in equal quarterly installments and aggregating in each loan year to 1% of the original amount of the term C loan, with the remaining balance due at final maturity on September 6, 2016; and

•
A non-revolving loan and a revolving loan with combined remaining principal amount of approximately $665 million.  The non-revolving loan is repayable in full on March 6, 2013.  The revolving loan allows for borrowings of up to $1.3 billion.  The revolving loan matures in March 2015. However, if on December 1, 2013 Charter Operating has scheduled maturities in excess of $1.0 billion between January 1, 2014 and April 30, 2014, the revolving loan will mature on December 1, 2013 unless lenders holding more than 50% of the revolving loan consent to the maturity being March 2015.  As of March 31, 2010, Charter Operating had maturities of $4.6 billion between January 1, 2014 and April 30, 2014.  Upon completion of the tender offer for Charter Operating’s 8.375% senior second-lien notes and redemption of any such notes not tendered, described below, the Company will have refinanced approximately $770 million of this amount with proceeds from the recently completed CCO Holdings, LLC (“CCO Holdings”) notes offering.  The revolving credit facility amount may be increased, but it may not exceed $1.75 billion in aggregate revolving commitments plus the amount outstanding under the non-revolving loan.

Amounts outstanding under the Charter Operating credit facilities bear interest, at Charter Operating’s election, at a base rate or LIBOR, as defined, plus a margin. The initial applicable LIBOR margin for the non-revolving loans and the term B-1 loans is 2%. However, the Charter Operating credit facilities provide for a pricing grid which adjusts the margin for the non-revolving LIBOR loans and the term B-1 loans to be either 1.75% to 2.00% depending on the consolidated leverage ratio at any given time. With respect to the LIBOR term B-2 loans, the applicable margin is the sum of 5% and the amount (expressed as a percentage), if any, by which 3.5% exceeds the Eurodollar rate applicable to the term B-2 loans at such time. With respect to the base rate for the term B-2 loans, the applicable margin is 4%. The applicable margin for the term C loans is 3.25% in the case of LIBOR loans, provided that if certain other term loans are borrowed or certain extended loans are established, then the term C loans shall automatically increase to the extent necessary to cause the yield for the term C loans to be 25 basis points less than the yield for the other certain term loans. Charter Operating pays interest equal to LIBOR plus 3.0% on amounts borrowed under the revolving credit facility and pays a revolving commitment fee of .5% per annum on the daily average available amount of the revolving commitment, payable quarterly.

The Charter Operating credit facilities also allow the Company to enter into incremental term loans in the future with an aggregate, together with all other  then outstanding first lien indebtedness, including any first lien notes, of no more than $7.5 billion (less any principal payments of term loan indebtedness and first lien notes as a result of any sale of assets), with amortization as set forth in the notices establishing such term loans, but with no amortization greater than 1% per year prior to the final maturity of the existing term loan. Although the Charter Operating credit facilities allow for the incurrence of a certain amount of incremental term loans, no assurance can be given that the Company could obtain additional incremental term loans in the future if Charter Operating sought to do so or what amount of incremental term loans would be allowable at any given time under the terms of the Charter Operating credit facilities.

The obligations of Charter Operating under the Charter Operating credit facilities (the “Obligations”) are guaranteed by Charter Operating’s immediate parent company, CCO Holdings, and subsidiaries of Charter Operating, except for certain subsidiaries, including immaterial subsidiaries and subsidiaries precluded from guaranteeing by reason of the provisions of other indebtedness to which they are subject (the “non-guarantor subsidiaries”).  The Obligations are also secured by (i) a lien on substantially all of the assets of Charter Operating and its subsidiaries (other than assets of the non-guarantor subsidiaries), to the extent such lien can be perfected under the Uniform Commercial Code by the filing of a financing statement, and (ii) a pledge by CCO Holdings of the equity interests owned by it in Charter Operating or any of Charter Operating’s subsidiaries, as well as intercompany obligations owing to it by any of such entities.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

On April 28, 2010, CCO Holdings and CCO Holdings Capital Corp. closed on transactions in which they issued $900 million aggregate principal amount of 7.875% Senior Notes due 2018 (the “2018 Notes”) and $700 million aggregate principal amount of 8.125% Senior Notes due 2020 (the “2020 Notes”). Such notes are guaranteed by Charter. The net proceeds were used to finance the tender offers also completed on April 28, 2010, in which $741 million principal amount of CCO Holdings' outstanding 8.75% Senior Notes due 2013 ($800 million aggregate principal amount outstanding) (the “2013 Notes”) and $677 million principal amount of Charter Operating’s outstanding 8.375% Senior Second Lien Notes due 2014 ($770 million aggregate principal amount outstanding) (the “2014 Notes) were repurchased.  On May 28, 2010, the remainder of the net proceeds from the 2018 Notes and 2020 Notes will be used to further fund purchases of the remaining amounts outstanding under the 2013 Notes and 2014 Notes.

The Company is exposed to various market risks, including fluctuations in interest rates.  The Company uses interest rate swap agreements to manage its interest costs and reduce its exposure to increases in floating interest rates.  The Company manages its exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt.  In April 2010, the Company entered into $2.0 billion in notional amounts of interest rate swap agreements with durations between 3 and 5 years with an average fixed rate of 2.25%. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts.

6.           Loans Payable – Related Party

Loans payable-related party as of March 31, 2010 and December 31, 2009 consists of loans from Charter Communications Holding Company, LLC ("Charter Holdco") to Charter Operating of $13 million.

7.           Noncontrolling Interest

Noncontrolling interest represents Charter’s 5.6% membership interest and CCH I’s 13% membership interest in CC VIII, LLC (“CC VIII”) of $234 million and $225 million as of March 31, 2010 and December 31, 2009, respectively.  Noncontrolling interest in the accompanying condensed consolidated statements of operations represents the 2% accretion of the preferred membership interest in CC VIII plus approximately 18.6% of CC VIII’s income.

8.	Comprehensive (Income) Loss

The Company reports changes in the fair value of interest rate agreements designated as hedging the variability of cash flows associated with floating-rate debt obligations, that meet the effectiveness criteria in accumulated other comprehensive income (loss).  Consolidated comprehensive income was $37 million for the three months ended March 31, 2010 (Successor) and consolidated comprehensive loss was $29 million for the three months ended March 31, 2009 (Predecessor).  Consolidated comprehensive loss for the three months ended March 31, 2009 includes a $9 million loss in the fair value of interest rate swap agreements designated as cash flow hedges.  There were no cash flow hedges outstanding for the three months ended March 31, 2010.

9.           Fair Value Measurements

Financial Assets and Liabilities

The Company has estimated the fair value of its financial instruments as of March 31, 2010 and December 31, 2009 using available market information or other appropriate valuation methodologies.  Considerable judgment, however, is required in interpreting market data to develop the estimates of fair value.  Accordingly, the estimates presented in the accompanying condensed consolidated financial statements are not necessarily indicative of the amounts the Company would realize in a current market exchange.

The carrying amounts of cash and cash equivalents, receivables, payables and other current assets and liabilities approximate fair value because of the short maturity of those instruments.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

The estimated fair value of the Company’s debt at March 31, 2010 and December 31, 2009 are based on quoted market prices and is classified within Level 1 (defined below) of the valuation hierarchy.

A summary of the carrying value and fair value of the Company’s debt at March 31, 2010 and December 31, 2009 is as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Debt
CCH II debt	$2,083	$2,108	$2,092	$2,086
CCO Holdings debt	811	820	812	816
Charter Operating debt	2,495	2,571	2,500	2,527
Credit facilities	7,373	7,578	7,918	8,000

The accounting guidance establishes a three-level hierarchy for disclosure of fair value measurements, based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date, as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Nonfinancial Assets and Liabilities

The Company’s nonfinancial assets such as franchises, property, plant, and equipment, and other intangible assets are not measured at fair value on a recurring basis; however they are subject to fair value adjustments in certain circumstances, such as when there is evidence that an impairment may exist.  No impairments were recorded in the three months ended March 31, 2010 or 2009.

10.           Other Operating (Income) Expenses, Net

Other operating (income) expenses, net consist of the following for the three months ended March 31, 2010 and 2009:

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Loss on sale of assets, net	$1	$2
Special charges, net	11	(52)

	$12	$(50)

Loss on sale of assets, net

Loss on sale of assets represents the loss recognized on the sale of fixed assets and cable systems.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

Special charges, net

Special charges, net for the three months ended March 31, 2010 primarily includes unfavorable litigation settlements and for the three months ended March 31, 2009 primarily includes favorable litigation settlements.

11.           Reorganization Items, Net

Reorganization items, net is presented separately in the accompanying condensed consolidated statements of operations and represents items of income, expense, gain or loss that are realized or incurred by the Company because it was in reorganization under Chapter 11 of the U.S. Bankruptcy Code.

Reorganization items, net consisted of the following items for the three months ended March 31, 2010 and 2009.

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Loss on debt at allowed claim amount	$--	$42
Professional fees	4	23
Paul Allen management fee settlement – related party	--	11
Other	--	10

Total Reorganization Items, Net	$4	$86

Reorganization items, net consist of adjustments to record liabilities at the allowed claim amounts and other expenses directly related to the Company’s bankruptcy proceedings. Post-emergence professional fees relate to claim settlements, plan implementation and other transition costs related to the Plan.

12.           Income Taxes

CCH II is a single member limited liability company not subject to income tax. CCH II holds all operations through indirect subsidiaries. The majority of these indirect subsidiaries are limited liability companies that are not subject to income tax. However, certain of the limited liability companies are subject to state income tax. In addition, certain of CCH II’s indirect subsidiaries are corporations that are subject to income tax.

As of March 31, 2010 and December 31, 2009, the Company had net deferred income tax liabilities of approximately $216 million and $213 million, respectively. The net deferred tax liabilities relate to certain of the Company’s indirect subsidiaries, which file separate income tax returns.

For the three month periods ended March 31, 2010 (Successor) and 2009 (Predecessor), the Company recorded $6 million and $3 million of income tax expense, respectively.Income tax expense was recognized through increases in deferred tax liabilities and current federal and state income tax expense.

No tax years for Charter, Charter Holdco, or the Company’s indirect subsidiaries are currently under examination by the Internal Revenue Service.  Tax years ending 2006 through 2009 remain subject to examination and assessment. Years prior to 2006 remain open solely for purposes of examination of Charter’s net operating loss and credit carryforwards.

13.           Related Party Transactions

The following sets forth certain transactions in which the Company and the directors, executive officers, and affiliates of the Company are involved.  Unless otherwise disclosed, management believes each of the transactions described below was on terms no less favorable to the Company than could have been obtained from independent third parties.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

9 OM, Inc. (Formerly known as Digeo, Inc.)

Mr. Allen, through his 100% ownership of Vulcan Ventures Incorporated (“Vulcan Ventures”), owns a majority interest in 9 OM, Inc. (formerly known as Digeo, Inc.) on a fully-converted fully-diluted basis.  However, in October 2009, substantially all of 9 OM, Inc.'s assets were sold to ARRIS Group, Inc., an unrelated third party. Ms. Jo Lynn Allen was a director of Charter and is a director and Vice President of Vulcan Ventures.  Mr. Lance Conn is a director of Charter and was Executive Vice President of Vulcan Ventures until his resignation in May 2009. Charter Operating owns a de minimus percentage of 9 OM, Inc.'s stock but does not expect to receive any proceeds from the sale of assets to the ARRIS Group, Inc.

In May 2008, Charter Operating entered into an agreement with 9 OM, LLC (formerly known as Digeo Interactive, LLC), a subsidiary of 9 OM, Inc., for the minimum purchase of high-definition DVR units for approximately $21 million.  This minimum purchase commitment is subject to reduction as a result of certain specified events such as the failure to deliver units timely and catastrophic failure.  The software for these units is being supplied under a software license agreement with 9 OM, LLC; the cost of which is expected to be approximately $2 million for the initial licenses and on-going maintenance fees of approximately $0.3 million annually, subject to reduction to coincide with any reduction in the minimum purchase commitment.  For the three months ended March 31, 2009 (Predecessor), the Company purchased approximately $7 million of DVR units from 9 OM, LLC under these agreements.

CC VIII Interest

For the three months ended March 31, 2009 (Predecessor), pursuant to indemnification provisions in the October 2005 settlement with Mr. Allen regarding the CC VIII interest, the Company reimbursed Vulcan Inc. approximately $3 million in legal expenses.

Allen Agreement

In connection with the Plan, Charter, Mr. Allen and CII entered into a separate restructuring agreement (as amended, the “Allen Agreement”), in settlement and compromise of their legal, contractual and equitable rights, claims and remedies against Charter and its subsidiaries.  In addition to any amounts received by virtue of CII’s holding other claims against Charter and its subsidiaries, on the Effective Date, CII was issued 2.2 million shares of the new Charter Class B common stock equal to 2% of the equity value of Charter, after giving effect to the equity rights offering, but prior to issuance of warrants and equity-based awards provided for by the Plan and 35% (determined on a fully diluted basis) of the total voting power of all new capital stock of Charter.  Each share of new Charter Class B common stock is convertible, at the option of the holder, into one share of new Charter Class A common stock, and is subject to significant restrictions on transfer and conversion.  Certain holders of new Charter Class A common stock (and securities convertible into or exercisable or exchangeable therefore) and new Charter Class B common stock received certain customary registration rights with respect to their shares.  On the Effective Date, CII received: (i) 4.7 million warrants to purchase shares of new Charter Class A common stock, (ii) $85 million principal amount of new CCH II notes (transferred from CCH I, LLC (“CCH I”) noteholders), (iii) $25 million in cash for amounts previously owed to CII under a management agreement, (iv) $20 million in cash for reimbursement of fees and expenses in connection with the Plan, and (v) an additional $150 million in cash.  The warrants described above have an exercise price of $19.80 per share and expire seven years after the date of issuance. In addition, on the Effective Date, CII retained a minority equity interest in reorganized Charter Holdco of 1% and a right to exchange such interest into new Charter Class A common stock. On December 28, 2009, CII exchanged 81% of its interest in Charter Holdco, and on February 8, 2010 the remaining interest was exchanged after which Charter Holdco became 100% owned by Charter.  Further, Mr. Allen transferred his preferred equity interest in CC VIII to Charter.  Mr. Allen has the right to elect up to four of Charter's eleven board members.

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

14.           Contingencies

On August 28, 2008, a lawsuit was filed against Charter and Charter Communications, LLC (“Charter LLC”) in the United States District Court for the Western District of Wisconsin (now entitled, Marc Goodell et al.  v. Charter Communications, LLC and Charter Communications, Inc.).  The plaintiffs seek to represent a class of current and former broadband, system and other types of technicians who are or were employed by Charter or Charter LLC in the states of Michigan, Minnesota, Missouri or California.  Plaintiffs allege that Charter and Charter LLC violated certain wage and hour statutes of those four states by failing to pay technicians for all hours worked.   Although Charter and Charter LLC continue to deny all liability and believe that they have substantial defenses, on March 16, 2010, the parties tentatively settled this dispute subject to court approval.  The Company has accrued expected settlement costs associated with this case. The Company and its parent companies have been subjected, in the normal course of business, to the assertion of other wage and hour claims and could be subjected to additional such claims in the future.  The Company cannot predict the outcome of any such claims.

On March 27, 2009, Charter filed its chapter 11 Petition in the United States Bankruptcy Court for the Southern District of New York.  On the same day, JPMorgan Chase Bank, N.A., (“JPMorgan”), for itself and as Administrative Agent under the Charter Operating Credit Agreement, filed an adversary proceeding (the “JPMorgan Adversary Proceeding”) in Bankruptcy Court against Charter Operating and CCO Holdings seeking a declaration that there have been events of default under the Charter Operating Credit Agreement.  JPMorgan, as well as other parties, objected to the Plan.  The Bankruptcy Court jointly held 19 days of trial in the JPMorgan Adversary Proceeding and on the objections to the Plan.

On November 17, 2009, the Bankruptcy Court issued its Order and Opinion confirming the Plan over the objections of JPMorgan and various other objectors.  The Court also entered an order ruling in favor of Charter in the JPMorgan Adversary Proceeding.  Several objectors attempted to stay the consummation of the Plan, but those motions were denied by the Bankruptcy Court and the U.S. District Court for the Southern District of New York.  Charter consummated the Plan on November 30, 2009 and reinstated the Charter Operating Credit Agreement and certain other debt of its subsidiaries.

Six appeals were filed relating to confirmation of the Plan.  The parties initially pursuing appeals were:  (i) JPMorgan; (ii) Wilmington Trust Company (“Wilmington Trust”) (as indenture trustee for the holders of the 8% Senior Second Lien Notes due 2012 and 8.375% senior second lien notes due 2014 issued by and among Charter Operating and Charter Communications Operating Capital Corp. and the 10.875% senior second lien notes due 2014 issued by and among Charter Operating and Charter Communications Operating Capital Corp.); (iii) Wells Fargo Bank, N.A. (“Wells Fargo”) (in its capacities as successor Administrative Agent and successor Collateral Agent for the third lien prepetition secured lenders to CCO Holdings under the CCO Holdings credit facility);  (iv) Law Debenture Trust Company of New York (“Law Debenture Trust”) (as the Trustee with respect to the $479 million in aggregate principal amount of 6.50% convertible senior notes due 2027 issued by Charter which are no longer outstanding following consummation of the Plan); (v) R2 Investments, LDC (“R2 Investments”) (an equity interest holder in Charter); and (vi) certain plaintiffs representing a putative class in a securities action against three Charter officers or directors filed in the United States District Court for the Eastern District of Arkansas (Iron Workers Local No. 25 Pension Fund, Indiana Laborers Pension Fund, and Iron Workers District Council of Western New York and Vicinity Pension Fund, in the action styled Iron Workers Local No. 25 Pension Fund v. Allen, et al., Case No. 4:09-cv-00405-JLH (E.D. Ark.).

Charter Operating amended its senior secured credit facilities effective March 31, 2010.  In connection with the closing of these amendments, each of Bank of America, N.A. and JPMorgan, for itself and on behalf of the lenders under the Charter Operating senior secured credit facilities, agreed to dismiss the pending appeal of the Company’s Confirmation Order pending before the District Court for the Southern District of New York and to waive any objections to the Company’s Confirmation Order issued by the United States Bankruptcy Court for the Southern District of New York.  The lenders filed their Stipulation of that dismissal and waiver of objections and it was signed by the judge on April 1, 2010 and the case dismissed.  On December 3, 2009, Wilmington Trust withdrew its notice of appeal.  On April 14, 2010, Wells Fargo filed their Stipulation of Dismissal of their appeal on behalf of the lenders

CCH II, LLC AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
(dollars in millions)

under the CCO Holdings credit facility.  This Stipulation was signed by the judge on April 19, 2010 and the case dismissed. Law Debenture Trust and R2 Investments have filed their appeal briefs. The schedule for the securities plaintiffs to file their appeal briefs has not yet been established. The Company cannot predict the ultimate outcome of the appeals.

The Company and its parent companies are party to lawsuits and claims that arise in the ordinary course of conducting its business.  The ultimate outcome of these other legal matters pending against the Company or its parent companies cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity, such lawsuits could have, in the aggregate, a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity.

15.           Stock Compensation Plans

In accordance with the Plan, Charter’s board of directors adopted the Charter Communications, Inc. 2009 Stock Incentive Plan (the “2009 Stock Plan”).  The 2009 Stock Plan provides for grants of nonqualified stock options, incentive stock options, stock appreciation rights, dividend equivalent rights, performance units and performance shares, share awards, phantom stock, restricted stock units and restricted stock.  Directors, officers and other employees of Charter and its subsidiaries, as well as others performing consulting services for the Company and its parent companies, are eligible for grants under the 2009 Stock Plan.

In 2009, the majority of restricted stock and performance units and shares were voluntarily forfeited by participants without termination of the service period, and the remaining, along with all stock options, were cancelled on the Effective Date.

The Plan included an allocation of not less than 3% of new equity for employee grants with 50% of the allocation to be granted within thirty days of the Company's emergence from bankruptcy.  In December 2009, Charter's board of directors authorized 8 million shares under the 2009 Stock Plan and awarded to certain employees 2 million shares of restricted stock, one-third of which are to vest on each of the first three anniversaries of the Effective Date.  Such grant of new awards is deemed to be a modification of old awards and will be accounted for as a modification of the original awards. As a result, unamortized compensation cost of $12 million was added to the cost of the new award and will be amortized over the vesting period.  As of March 31, 2010, total unrecognized compensation remaining to be recognized in future periods totaled $60 million.

During the three months ended March 31, 2010 (Successor), Charter granted 39,900 shares of restricted stock.  Restricted stock vests annually over a one to three-year period beginning from the date of grant.  During the three months ended March 31, 2009 (Predecessor), no equity awards were granted however, Charter granted $11 million of performance cash and restricted cash under Charter’s 2009 incentive program.

The Company recorded $5 million and $11 million of stock compensation expense for the three months ended March 31, 2010 (Successor) and 2009 (Predecessor), respectively, which is included in selling, general, and administrative expense.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

CCH II, LLC (“CCH II”) is a holding company whose principal assets at March 31, 2010 are the equity interests in its operating subsidiaries. CCH II is a direct subsidiary of CCH I, LLC (“CCH I”), which is an indirect subsidiary of Charter Communications, Inc. (“Charter”). The consolidated financial statements include the accounts of CCH II and all of its subsidiaries where the underlying operations reside.

We are a broadband communications company operating in the United States with approximately 5.3 million customers at March 31, 2010.  We offer our customers traditional cable video programming (basic and digital, which we refer to as "video" service), high-speed Internet access, and telephone services, as well as advanced broadband services (such as OnDemand, high definition television service and DVR).

The following table summarizes our customer statistics for basic video, digital video, residential high-speed Internet, and residential telephone as of March 31, 2010 and 2009:

	Approximate as of
	March 31,	March 31,
	2010 (a)	2009 (a)

Residential (non-bulk) basic video customers (b)	4,547,800	4,746,000
Multi-dwelling (bulk) and commercial unit customers (c)	252,800	257,200
Total basic video customers (b)(c)	4,800,600	5,003,200
Digital video customers (d)	3,313,900	3,157,700
Residential high-speed Internet customers (e)	3,166,000	2,947,100
Residential telephone customers (f)	1,622,900	1,396,300

Total Revenue Generating Units (g)	12,903,400	12,504,300

After giving effect to sales of cable systems in 2009, basic video customers, digital video customers, high-speed Internet customers and telephone customers would have been approximately 5,000,500, 3,157,800, 2,947,500, and 1,396,300, respectively, as of March 31, 2009.

(a)
Our billing systems calculate the aging of customer accounts based on the monthly billing cycle for each account. On that basis, at March 31, 2010 and 2009, customers include approximately 16,200 and 30,600 persons, respectively, whose accounts were over 60 days past due in payment, approximately 1,600 and 4,400 persons, respectively, whose accounts were over 90 days past due in payment, and approximately 1,700 and 2,700 persons, respectively, of which were over 120 days past due in payment.

(b)	"Basic video customers" include all residential customers who receive video cable services.

(c)
Included within "basic video customers" are those in commercial and multi-dwelling structures, which are calculated on an equivalent bulk unit ("EBU") basis.  In the second quarter of 2009, we began calculating EBUs by dividing the bulk price charged to accounts in an area by the published rate charged to non-bulk residential customers in that market for the comparable tier of service rather than the most prevalent price charged as was used previously.  This EBU method of estimating basic video customers is consistent with the methodology used in determining costs paid to programmers and is consistent with the methodology used by other multiple system operators (“MSOs”).  EBUs presented as of March 31, 2009 decreased by 10,500 as a result of the change in methodology.  As we increase our published video rates to residential customers without a corresponding increase in the prices charged to commercial service or multi-dwelling customers, our EBU count will decline even if there is no real loss in commercial service or multi-dwelling customers.

(d)	"Digital video customers" include all basic video customers that have one or more digital set-top boxes or cable cards deployed.

(e)	"Residential high-speed Internet customers" represent those residential customers who subscribe to our high-speed Internet service.

(f)	“Residential telephone customers" represent those residential customers who subscribe to our telephone service.

(g)
"Revenue generating units" represent the sum total of all basic video, digital video, high-speed Internet and telephone customers, not counting additional outlets within one household.  For example, a customer who receives two types of service (such as basic video and digital video) would be treated as two revenue generating units and, if that customer added on high-speed Internet service, the customer would be treated as three revenue generating units.  This statistic is computed in accordance with the guidelines of the National Cable & Telecommunications Association (“NCTA”).

Emergence from Reorganization Proceedings

On March 27, 2009, we, our parent companies, and certain affiliates filed voluntary petitions in the United States Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”) to reorganize under Chapter 11 of the United States Code (the “Bankruptcy Code”).  The Chapter 11 cases were jointly administered under the caption In re Charter Communications, Inc., et al., Case No. 09-11435.  On May 7, 2009, we filed a Joint Plan of Reorganization (the "Plan") and a related disclosure statement with the Bankruptcy Court.  The Plan was confirmed by order of the Bankruptcy Court on November 17, 2009 (“Confirmation Order”), and became effective on November 30, 2009 (the “Effective Date”), the date on which we and our parent companies emerged from protection under Chapter 11 of the Bankruptcy Code.

Upon our emergence from bankruptcy, we adopted fresh start accounting. This resulted in us becoming a new entity on December 1, 2009, with a new capital structure, a new accounting basis in the identifiable assets and liabilities assumed and no retained earnings or accumulated losses. Accordingly, the consolidated financial statements on or after December 1, 2009 are not comparable to the consolidated financial statements prior to that date. The financial statements for the periods prior to November 30, 2009 do not include the effect of any changes in our capital structure or changes in the fair value of assets and liabilities as a result of fresh start accounting.

Overview

For the three months ended March 31, 2010 and 2009, adjusted earnings (loss) before interest expense, income taxes, depreciation and amortization (“Adjusted EBITDA”) was $637 million and $616 million, respectively.  See “—Use of Adjusted EBITDA” for further information on Adjusted EBITDA.  The increase in Adjusted EBITDA is principally due to increased sales of our bundled services and improved cost efficiencies.  For the three months ended March 31, 2010 and 2009, our income from operations was $251 million and $334 million, respectively.  The decrease in the income from operations for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 is primarily due to increased amortization related to customer relationships and other intangible assets resulting from fresh start accounting as well as favorable litigation settlements in 2009 that did not recur in 2010, offset by increases in Adjusted EBITDA as discussed above.

We believe that the weakened economic conditions in the United States, including a continued downturn in the housing market over the past year and increases in unemployment, and continued competition have adversely affected consumer demand for our services, especially premium services. In addition, we believe these factors have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business.  These conditions have affected our net customer additions and revenue growth during 2010.  If these conditions do not improve, we believe the growth of our business and results of operations will be further adversely affected which may contribute to future impairments of our franchises and goodwill.

We have a history of net losses.  Our net losses were principally attributable to insufficient revenue to cover the combination of operating expenses and interest expenses we incurred because of our debt, impairment of franchises and depreciation expenses resulting from the capital investments we have made and continue to make in our cable properties.

Critical Accounting Policies and Estimates

For a discussion of our critical accounting policies and the means by which we develop estimates therefore, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Registration Statement on Form S-4 (Reg. No. 333-164381).

RESULTS OF OPERATIONS

The following table sets forth the percentages of revenues that items in the accompanying condensed consolidated statements of operations constituted for the periods presented (dollars in millions):

	Successor		Predecessor
	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009

REVENUES	$1,735	100%	$1,662	100%

COSTS AND EXPENSES:
Operating (excluding depreciation and amortization)	751	43%	713	43%
Selling, general and administrative	352	21%	344	21%
Depreciation and amortization	369	21%	321	19%
Other operating (income) expenses, net	12	1%	(50)	(3%)

	1,484	86%	1,328	80%

Income from operations	251	14%	334	20%

OTHER EXPENSES:
Interest expense, net	(204)		(262)
Reorganization items, net	(4)		(86)
Other expense, net	--		(3)

	(208)		(351)

Income (loss) before income taxes	43		(17)

INCOME TAX EXPENSE	(6)		(3)

Consolidated net income (loss)	37		(20)

Less: Net income – noncontrolling interest	(9)		(11)

Net income (loss) – CCH II member	$28		$(31)

Revenues.  Average monthly revenue per basic video customer increased to $120 for the three months ended March 31, 2010 from $110 for the three months ended March 31, 2009.  Average monthly revenue per basic video customer represents total revenue, divided by three, divided by the average number of basic video customers during the respective period.  Revenue growth primarily reflects increases in the number of telephone, high-speed Internet, and digital video customers, price increases, and incremental video revenues from OnDemand, DVR, and high-definition television services, offset by a decrease in basic video customers.  Asset sales, net of acquisitions in 2009 and 2010 reduced the increase in revenues for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009 by approximately $1 million.

Revenues by service offering were as follows (dollars in millions):

	Successor		Predecessor
	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009		2010 over 2009
	Revenues	% of Revenues	Revenues	% of Revenues	Change	% Change

Video	$926	53%	$928	56%	$(2)	--
High-speed Internet	395	23%	360	22%	35	10%
Telephone	198	12%	177	11%	21	12%
Commercial	118	7%	107	6%	11	10%
Advertising sales	59	3%	54	3%	5	9%
Other	39	2%	36	2%	3	8%

	$1,735	100%	$1,662	100%	$73	4%

Certain prior year amounts have been reclassified to conform with the 2010 presentation, including the reflection of franchise fees, equipment rental and video customer installation revenue as video revenue, and telephone regulatory fees as telephone revenue, rather than other revenue.

Video revenues consist primarily of revenues from basic and digital video services provided to our non-commercial customers, as well as franchise fees, equipment rental and video installation revenue.  Basic video customers decreased by 202,600 customers from March 31, 2009 compared to March 31, 2010, 2,700 of which were related to asset sales.  Digital video customers increased by 156,200 during the same period, increased by the acquisition of 100 customers.  The decrease in video revenues is attributable to the following (dollars in millions):

Three months ended March 31, 2010 compared to three months ended March 31, 2009 Increase / (Decrease)

Incremental video services and rate adjustments	$16
Increase in digital video customers	11
Decrease in basic video customers	(26)
Decrease in other video revenue	(2)
Asset sales, net of acquisitions	(1)

$(2)

Residential high-speed Internet customers grew by 218,900 customers, increased by asset acquisitions of 400 customers, from March 31, 2009 to March 31, 2010.  The increase in high-speed Internet revenues from our residential customers is attributable to the following (dollars in millions):

Three months ended March 31, 2010 compared to three months ended March 31, 2009 Increase / (Decrease)

Increase in high-speed Internet customers	$26
Rate adjustments and service upgrades	9

$35

Revenues from telephone services increased by $21 million for the three months ended March 31, 2010, as a result of an increase of 226,600 residential telephone customers offset by $7 million related to lower average rates.

Commercial revenues consist primarily of revenues from services provided to our commercial customers.  Commercial revenues increased primarily as a result of increased sales of the Charter Business Bundle® primarily to small and medium-sized businesses.

Advertising sales revenues consist primarily of revenues from commercial advertising customers, programmers, and other vendors.  Advertising sales revenues for the three months ended March 31, 2010 increased primarily as a result of increases in revenues from the political and automotive sectors.  For the three months ended March 31, 2010 and 2009, we received $10 million and $8 million, respectively, in advertising sales revenues from vendors.

Other revenues consist of home shopping, late payment fees, wire maintenance fees and other miscellaneous revenues.  The increase in other revenues for the three months ended March 31, 2010 was primarily the result of increases in home shopping and late payment fees.

Operating expenses.  The increase in operating expenses is attributable to the following (dollars in millions):

Three months ended March 31, 2010 compared to three months ended March 31, 2009 Increase / (Decrease)

Programming costs	$25
Maintenance costs	4
Labor costs	4
Franchise and regulatory fees	4
Other, net	2
Asset sales, net of acquisitions	(1)

$38

Programming costs were approximately $457 million and $432 million for the three months ended March 31, 2010 and 2009, respectively, representing 61% of total operating expenses for both periods.  Programming costs consist primarily of costs paid to programmers for basic, premium, digital, OnDemand, and pay-per-view programming.  The increase in programming costs is primarily a result of annual contractual rate adjustments, offset in part by asset sales and customer losses.  Programming costs were also offset by the amortization of payments received from programmers of $4 million and $7 million for the three months ended March 31, 2010 and 2009, respectively.  We expect programming expenses to continue to increase, and at a higher rate than 2009, due to a variety of factors, including amounts paid for retransmission consent, annual increases imposed by programmers, and additional programming, including high-definition, OnDemand, and pay-per-view programming, being provided to our customers.

Selling, general and administrative expenses. The increase in selling, general and administrative expenses is attributable to the following (dollars in millions):

Three months ended March 31, 2010 compared to three months ended March 31, 2009 Increase / (Decrease)

Bad debt and collection costs	$5
Marketing costs	3
Customer care costs	(1)
Stock compensation costs	(6)
Other, net	7

$8

Depreciation and amortization. Depreciation and amortization expense increased by $48 million for the three months ended March 31, 2010, primarily as a result of increased amortization associated with the increase in customer relationships as a part of applying fresh start accounting.

Other operating (income) expenses, net.  The change in other operating (income) expense, net is attributable to the following (dollars in millions):

Three months ended March 31, 2010 compared to three months ended March 31, 2009 Increase / (Decrease)

Increase in special charges, net	$63
Decrease in loss on sales of assets	(1)

$62

The increase in special charges in the three months ended March 31, 2010 as compared to the same period in 2009 is the result of unfavorable litigation settlements in 2010 as compared to favorable litigation settlements in 2009.  For more information, see Note 10 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Interest expense, net. For the three months ended March 31, 2010 compared to March 31, 2009, net interest expense decreased by $58 million, which was a result of a decrease in our average borrowing rate from 7.3% in the first quarter of 2009 to 5.6% in the first quarter of 2010, and by average debt outstanding decreasing from $14.2 billion for the first quarter of 2009 to $13.1 billion for the first quarter of 2010.

Reorganizations items, net.  Reorganization items, net of $4 million and $86 million for the three months ended March 31, 2010 and 2009, respectively, represent items of income, expense, gain or loss that we realized or incurred related to our reorganization under Chapter 11 of the U.S. Bankruptcy Code.  For more information, see Note 11 to the accompanying condensed consolidated financial statements contained in “Item 1. Financial Statements.”

Income tax expense. Income tax expense was recognized for the three months ended March 31, 2010 and 2009, through increases in deferred tax liabilities and current federal and state income tax expense of certain of our indirect subsidiaries.

Net income – noncontrolling interest.  Noncontrolling interest includes the 2% accretion of the preferred membership interests in CC VIII, LLC (“CC VIII”) plus approximately 18.6% of CC VIII’s income, net of accretion.

Net income (loss) – CCH II member. Net income (loss) – CCH II member increased from a loss of $31 million for the three months ended March 31, 2009 to income of $28 million for the three months ended March 31, 2010 primarily a result of the factors described above.

Use of Adjusted EBITDA

We use certain measures that are not defined by accounting principles generally accepted in the United States (“GAAP”) to evaluate various aspects of our business. Adjusted EBITDA is a non-GAAP financial measure and should be considered in addition to, not as a substitute for, net income (loss) and net cash flows from operating activities reported in accordance with GAAP. This term, as defined by us, may not be comparable to similarly titled measures used by other companies. Adjusted EBITDA is reconciled to consolidated net income (loss) below.

Adjusted EBITDA is defined as consolidated net income (loss) plus net interest expense, income taxes, depreciation and amortization, reorganization items, stock compensation expense and other operating expenses, such as special charges and loss on sale or retirement of assets. As such, it eliminates the significant non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses as well as other non-cash or special items, and is unaffected by our capital structure or investment activities. Adjusted EBITDA is used by management and Charter’s board of directors to evaluate the performance of our business. For this reason, it is a significant component of Charter’s annual incentive compensation program. However, this measure is limited in that it does not reflect the periodic costs of certain capitalized tangible and intangible assets used in generating revenues and our cash cost of financing. Management evaluates these costs through other financial measures.

We believe that Adjusted EBITDA provides information useful to investors in assessing our performance and our ability to service our debt, fund operations and make additional investments with internally generated funds. In addition, Adjusted EBITDA generally correlates to the leverage ratio calculation under our credit facilities or outstanding notes to determine compliance with the covenants contained in the facilities and notes (all such documents have been previously filed with the United States Securities and Exchange Commission). Adjusted EBITDA includes management fee expenses in the amount of $35 million and $32 million for the three months ended March 31, 2010 and 2009, respectively, which expense amounts are excluded for the purposes of calculating compliance with leverage covenants.

	Successor	Predecessor
	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Consolidated net income (loss)	$37	$(20)
Plus: Interest expense, net	204	262
Income tax expense	6	3
Depreciation and amortization	369	321
Stock compensation expense	5	11
Reorganization items, net	4	86
Other, net	12	(47)

Adjusted EBITDA	$637	$616

Liquidity and Capital Resources

This section contains a discussion of our liquidity and capital resources, including a discussion of our cash position, sources and uses of cash, access to credit facilities and other financing sources, historical financing activities, cash needs, capital expenditures and outstanding debt.

Recent Events

On March 31, 2010, Charter Communications Operating, LLC (“Charter Operating”) and its affiliates closed on a transaction to amend and restate its senior secured credit facilities to, among other things, allow for the creation of a new revolving facility of $1.3 billion, the extension of maturities of a portion of the facilities and the amendment and restatement of certain other terms and conditions. Upon the closing, each of Bank of America, N.A. and JPMorgan Chase Bank, N.A., as agent and retiring agent, respectively, for itself and on behalf of the lenders under the Charter Operating senior secured credit facilities, agreed to dismiss with prejudice the pending appeal of our Confirmation Order pending before the Bankruptcy Court and to waive any objections to our Confirmation Order issued by the Bankruptcy Court.

On April 28, 2010, CCO Holdings, LLC (“CCO Holdings”) and CCO Holdings Capital Corp. closed on transactions in which they issued $900 million aggregate principal amount of 7.875% Senior Notes due 2018 (the “2018 Notes”) and $700 million aggregate principal amount of 8.125% Senior Notes due 2020 (the “2020 Notes”). Such notes are guaranteed by Charter. The net proceeds were used to finance the tender offers also completed on April 28, 2010, in which $741 million principal amount of CCO Holdings' outstanding 8.75% Senior Notes due 2013 ($800 million aggregate principal amount outstanding) (the “2013 Notes”) and $677 million principal amount of Charter Operating’s outstanding 8.375% Senior Second Lien Notes due 2014 ($770 million aggregate principal amount outstanding) (the “2014 Notes”) were repurchased. On May 28, 2010, the remainder of the net proceeds from the 2018 Notes and 2020 Notes will be used to further fund purchases of the remaining amounts outstanding under the 2013 Notes and 2014 Notes.

Overview of Our Debt and Liquidity

We have significant amounts of debt.  Our long-term debt as of March 31, 2010 totaled $12.8 billion, consisting of $7.4 billion of credit facility debt and $5.4 billion accreted value of high-yield notes.  Our business requires significant cash to fund principal and interest payments on our debt. For the remainder of 2010, $52 million of our debt matures.  As of March 31, 2010, considering the completion of the refinancing transactions discussed above, $69 million of our debt matures in 2011, $1.2 billion in 2012, $735 million in 2013, $4.6 billion in 2014, $30 million in 2015, $4.6 billion in 2016 and $1.6 billion thereafter.

The amount of the maturities in 2013 includes amounts outstanding under Charter Operating’s $1.3 billion revolving facility.  The revolving loan matures in March 2015.  However, if on December 1, 2013 Charter Operating has scheduled maturities in excess of $1.0 billion between January 1, 2014 and April 30, 2014, the revolving loan will mature on December 1, 2013 unless lenders holding more than 50% of the revolving loan consent to the maturity being March 2015.  As of March 31, 2010, Charter Operating had maturities of $4.6 billion between January 1, 2014 and April 30, 2014.  Upon completion of the tender offer for Charter Operating’s 8.375% senior second-lien notes and redemption of any such notes not tendered, we will have refinanced approximately $770 million of this amount with proceeds from the recently completed CCO Holdings notes offering.  Accordingly, the maturity amounts in the paragraph above reflect the revolving facility maturing in 2013.  We expect to utilize cash flows from operating activities and cash on hand as well as future refinancing transactions to further extend or reduce the maturities of our principal obligations. The timing and terms of any refinancing transactions will be subject to market conditions.  Additionally, we may, from time to time, depending on market conditions and other factors, use cash on hand and the proceeds from securities offerings or other borrowings, to retire our debt through open market purchases, privately negotiated purchases, tender offers, or redemption provisions.

The revolving credit facility under the Charter Operating credit agreement includes commitments from conversions of the non-revolving loans and new commitments.  The settlement of the conversions from the non-revolving loans to the $1.3 billion revolving facility is ongoing.  Charter Operating is continuing to work with the administrative agent under the Charter Operating credit agreement to settle the conversions.  As a result, the amount of the conversions will impact the amounts funded, and therefore the amounts available, under the $1.3 billion revolving credit facility.  Considering the conversions, as of March 31, 2010, we expect the amount available under the revolving credit facility would have been approximately $695 million to $725 million.

Our business requires significant cash to fund capital expenditures and ongoing operations. Our projected cash needs and projected sources of liquidity depend upon, among other things, our actual results, and the timing and amount of our expenditures.   We believe we have sufficient liquidity from cash on hand, cash flows from operating activities and Charter Operating’s revolving credit facility as well as access to the capital markets to fund our projected operating cash needs.

Limitations on Distributions

Distributions by Charter’s subsidiaries to a parent company for payment of principal on parent company notes are restricted under indentures and credit facilities governing our indebtedness, unless there is no default under the applicable indenture and credit facilities, and unless each applicable subsidiary’s leverage ratio test is met at the time of such distribution.  For the quarter ended March 31, 2010, there was no default under any of these indentures or credit facilities and each subsidiary met its applicable leverage ratio tests based on March 31, 2010 financial results. Such distributions would be restricted, however, if any such subsidiary fails to meet these tests at the time of the contemplated distribution. In the past, certain subsidiaries have from time to time failed to meet their leverage ratio test. There can be no assurance that they will satisfy these tests at the time of the contemplated distribution. Distributions by Charter Operating for payment of principal on parent company notes are further restricted by the covenants in its credit facilities.

Distributions by CCO Holdings and Charter Operating to a parent company for payment of parent company interest are permitted if there is no default under the aforementioned indentures and CCO Holdings and Charter Operating credit facilities.

In addition to the limitation on distributions under the various indentures discussed above, distributions by our subsidiaries may be limited by applicable law, including the Delaware Limited Liability Company Act, under which our subsidiaries may only make distributions if they have “surplus” as defined in the act.

Historical Operating, Investing and Financing Activities

Cash and Cash Equivalents.  We held $56 million in cash and cash equivalents, including restricted cash, as of March 31, 2010 compared to $539 million as of December 31, 2009.  The decrease in cash resulted primarily from a payment on our revolving credit facilities on March 31, 2010.

Operating Activities. Net cash provided by operating activities increased $369 million from $178 million for the three months ended March 31, 2009 to $547 million for the three months ended March 31, 2010, primarily as a result of an increase of $314 million in cash provided by changes in operating assets and liabilities, a decrease of $68 million in cash paid for interest and revenues increasing at a faster rate than cash expenses. Operating assets and liabilities used $314 million more cash in 2009 than 2010 as a result of vendors requiring early payments as a result of our impending bankruptcy in 2009 and repayments of intercompany borrowings.

Investing Activities. Net cash used in investing activities was $330 million and $292 million for the three months ended March 31, 2010 and 2009, respectively.  The increase is primarily due to an increase of $41 million in purchases of property, plant, and equipment.

Financing Activities. Net cash used in financing activities was $700 million and $18 million for the three months ended March 31, 2010 and 2009, respectively.  The increase in cash used during the three months ended March 31, 2010 as compared to the corresponding period in 2009, was primarily the result of repayments on the Charter Operating revolving credit facilities.

Capital Expenditures

We have significant ongoing capital expenditure requirements.  Capital expenditures were $310 million and $269 million for the three months ended March 31, 2010 and 2009, respectively.  See the table below for more details.

Our capital expenditures are funded primarily from cash flows from operating activities and the issuance of debt.  In addition, our liabilities related to capital expenditures decreased $15 million and $27 million for the three months ended March 31, 2010 and 2009 compared to year end, respectively.

During 2010, we expect capital expenditures to be approximately $1.2 billion.  We expect the nature of these expenditures will continue to be composed primarily of purchases of customer premise equipment related to telephone and other advanced services, support capital, and scalable infrastructure.  The actual amount of our capital expenditures depends in part on the deployment of advanced broadband services and offerings.  We may need additional capital if there is accelerated growth in high-speed Internet, telephone, commercial business or digital customers or there is an increased need to respond to competitive pressures by expanding the delivery of other advanced services.

We have adopted capital expenditure disclosure guidance, which was developed by eleven then publicly traded cable system operators, including Charter, with the support of the NCTA.  The disclosure is intended to provide more consistency in the reporting of capital expenditures among peer companies in the cable industry.  These disclosure guidelines are not required disclosures under GAAP, nor do they impact our accounting for capital expenditures under GAAP.

The following table presents our major capital expenditures categories in accordance with NCTA disclosure guidelines for the three months ended March 31, 2010 and 2009 (dollars in millions):

	Successor	Predecessor
	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Customer premise equipment (a)	$156	$167
Scalable infrastructure (b)	87	45
Line extensions (c)	16	14
Upgrade/Rebuild (d)	9	5
Support capital (e)	42	38

Total capital expenditures (f)	$310	$269

(a)
Customer premise equipment includes costs incurred at the customer residence to secure new customers, revenue units and additional bandwidth revenues.  It also includes customer installation costs and customer premise equipment (e.g., set-top boxes and cable modems, etc.).

(b)
Scalable infrastructure includes costs not related to customer premise equipment or our network, to secure growth of new customers, revenue units, and additional bandwidth revenues, or provide service enhancements (e.g., headend equipment).

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

(f)	Total capital expenditures includes $18 million and $16 million of capital expenditures related to commercial services for the three months ended March 31, 2010 and 2009, respectively.

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2010 and December 31, 2009, our total debt was approximately $12.8 billion and $13.3 billion, respectively.  As of March 31, 2010 and December 31, 2009, the weighted average interest rate on the credit facility debt was approximately 3.2% and 2.6%, respectively, and the weighted average interest rate on the high-yield notes was approximately 10.4% and 10.4%, respectively, resulting in a blended weighted average interest rate of 6.0% and 5.5%, respectively.  As of March 31, 2010, the interest rate on approximately 39% of the total principal amount of our debt was fixed.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of March 31, 2010 (dollars in millions):

	2010	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value at March 31, 2010

Debt:
Fixed Rate	$--	$--	$1,100	$800	$1,316	$--	$1,766	$4,982	$5,499
Average Interest Rate	--	--	8.00%	8.75%	9.41%	--	13.50%	10.44%

Variable Rate	$52	$69	$69	$735	$4,069	$30	$2,836	$7,860	$7,578
Average Interest Rate	3.72%	4.42%	5.58%	6.45%	6.89%	8.12%	8.29%	7.30%

Amounts outstanding under the revolving credit facility mature on March 6, 2015; provided, however, that unless otherwise directed by the revolving lenders holding more than 50% of the revolving commitments, the termination date will be December 1, 2013 if, on December 1, 2013, Charter Operating and its subsidiaries do not have less than $1.0 billion of indebtedness on a consolidated basis with maturities between January 1, 2014 and April 30, 2014.   Because Charter Operating currently has indebtedness in excess of $1.0 billion with maturities between January 1, 2014 and April 30, 2014, the amount outstanding under the revolving credit facility is included in 2013 in the above table.

Interest rates on variable debt are estimated using the average implied forward LIBOR for the year of maturity based on the yield curve in effect at March 31, 2010 including applicable bank spread.

We are exposed to various market risks, including fluctuations in interest rates.  We use interest rate swap agreements to manage our interest costs and reduce our exposure to increases in floating interest rates.  We manage our exposure to fluctuations in interest rates by maintaining a mix of fixed and variable rate debt.  In April 2010, we entered into $2.0 billion in notional amounts of interest rate swap agreements with durations between 3 and 5 years with an average fixed rate of 2.25%. The notional amounts of interest rate instruments do not represent amounts exchanged by the parties and, thus, are not a measure of exposure to credit loss.  The amounts exchanged were determined by reference to the notional amount and the other terms of the contracts. Considering these interest rate swaps, 54% of the principal amount of our debt is effectively fixed.

Item 4.                      Controls and Procedures.

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures with respect to the information generated for use in this quarterly report.  The evaluation was based in part upon reports and certifications provided by a number of executives.  Based upon, and as of the date of that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective to provide reasonable assurances that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1.	Legal Proceedings.

Patent Litigation

Ronald A. Katz Technology Licensing, L.P. v. Charter Communications, Inc. et. al. On September 5, 2006, Ronald A. Katz Technology Licensing, L.P. served a lawsuit on Charter and a group of other companies in the U. S. District Court for the District of Delaware alleging that Charter and the other defendants have infringed its interactive telephone patents. Charter denied the allegations raised in the complaint. On March 20, 2007, the Judicial Panel on Multi-District Litigation transferred this case, along with 24 others, to the U.S. District Court for the Central District of California for coordinated and consolidated pretrial proceedings. Charter is vigorously contesting this matter.

Rembrandt Patent Litigation. On June 6, 2006, Rembrandt Technologies, LP sued Charter and several other cable companies in the U.S. District Court for the Eastern District of Texas, alleging that each defendant's high-speed data service infringes three patents owned by Rembrandt and that Charter's receipt and retransmission of ATSC digital terrestrial broadcast signals infringes a fourth patent owned by Rembrandt (Rembrandt I). On November 30, 2006, Rembrandt Technologies, LP again filed suit against Charter and another cable company in the U.S. District Court for the Eastern District of Texas, alleging patent infringement of an additional five patents allegedly related to high-speed Internet over cable (Rembrandt II). Charter has denied all of Rembrandt’s allegations. On June 18, 2007, the Rembrandt I and Rembrandt II cases were combined in a multi-district litigation proceeding in the U.S. District Court for the District of Delaware. On November 21, 2007, certain vendors of the equipment that is the subject of Rembrandt I and Rembrandt II cases filed an action against Rembrandt in U.S. District Court for the District of Delaware seeking a declaration of non-infringement and invalidity on all but one of the patents at issue in those cases. On January 16, 2008 Rembrandt filed an answer in that case and a third party counterclaim against Charter and the other MSOs for infringement of all but one of the patents already at issue in Rembrandt I and Rembrandt II cases. On February 7, 2008, Charter filed an answer to Rembrandt’s counterclaims and added a counter-counterclaim against Rembrandt for a declaration of noninfringement on the remaining patent. On October 28, 2009, Rembrandt filed a Supplemental Covenant Not to Sue promising not to sue Charter and the other defendants on eight of the contested patents. One patent remains in litigation, and Charter is vigorously contesting Rembrandt's claims regarding it.

Verizon Patent Litigation. On February 5, 2008, four Verizon entities sued Charter and two other Charter subsidiaries in the U.S. District Court for the Eastern District of Texas, alleging that the provision of telephone service by Charter infringes eight patents owned by the Verizon entities (Verizon I).  On December 31, 2008, forty-four Charter entities filed a complaint in the U.S. District Court for the Eastern District of Virginia alleging that Verizon and two of its subsidiaries infringe four patents related to television transmission technology (Verizon II).  On February 6, 2009, Verizon responded to the complaint by denying Charter’s allegations, asserting counterclaims for non-infringement and invalidity of Charter’s patents and asserting counterclaims against Charter for infringement of eight patents.  On January 15, 2009, Charter filed a complaint in the U.S. District Court for the Southern District of New York seeking a declaration of non-infringement on two patents owned by Verizon (Verizon III).  On March 1, 2010, Charter and Verizon settled Verizon I, Verizon II, and Verizon III, and both parties withdrew their respective claims.

We and our parent companies are also defendants or co-defendants in several other unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. Other industry participants are also defendants in certain of these cases, and, in many cases including those described above, we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions.

In the event that a court ultimately determines that we or our parent companies infringe on any intellectual property rights, we may be subject to substantial damages and/or an injunction that could require us or our vendors to modify certain products and services we offer to our subscribers, as well as negotiate royalty or license agreements with respect to the patents at issue. While we believe the lawsuits are without merit and intend to defend the actions vigorously, all of these patent lawsuits could be material to our consolidated results of operations of any one period, and no assurance can be given that any adverse outcome would not be material to our consolidated financial condition, results of operations, or liquidity.

Employment Litigation

On August 28, 2008, a lawsuit was filed against Charter and Charter Communications, LLC (“Charter LLC”) in the United States District Court for the Western District of Wisconsin (now entitled, Marc Goodell et al. v. Charter Communications, LLC and Charter Communications, Inc.). The plaintiffs seek to represent a class of current and former broadband, system and other types of technicians who are or were employed by Charter or Charter LLC in the states of Michigan, Minnesota, Missouri or California. Plaintiffs allege that Charter and Charter LLC violated certain wage and hour statutes of those four states by failing to pay technicians for all hours worked. Although Charter and Charter LLC continue to deny all liability and believe that they have substantial defenses, on March 16, 2010, the parties tentatively settled this dispute subject to court approval. We and our parent companies have been subjected, in the normal course of business, to the assertion of other wage and hour claims and could be subjected to additional such claims in the future. We cannot predict the outcome of any such claims.

Bankruptcy Proceedings

On March 27, 2009, Charter filed its chapter 11 Petition in the United States Bankruptcy Court for the Southern District of New York. On the same day, JPMorgan Chase Bank, N.A., (“JPMorgan”), for itself and as Administrative Agent under the Charter Operating Credit Agreement, filed an adversary proceeding (the “JPMorgan Adversary Proceeding”) in Bankruptcy Court against Charter Operating and CCO Holdings seeking a declaration that there have been events of default under the Charter Operating Credit Agreement. JPMorgan, as well as other parties, objected to the Plan. The Bankruptcy Court jointly held 19 days of trial in the JPMorgan Adversary Proceeding and on the objections to the Plan.

On November 17, 2009, the Bankruptcy Court issued its Order and Opinion confirming the Plan over the objections of JPMorgan and various other objectors. The Court also entered an order ruling in favor of Charter in the JPMorgan Adversary Proceeding. Several objectors attempted to stay the consummation of the Plan, but those motions were denied by the Bankruptcy Court and the U.S. District Court for the Southern District of New York. Charter consummated the Plan on November 30, 2009 and reinstated the Charter Operating Credit Agreement and certain other debt of its subsidiaries.

Six appeals were filed relating to confirmation of the Plan. The parties initially pursuing appeals were: (i) JPMorgan; (ii) Wilmington Trust Company (“Wilmington Trust”) (as indenture trustee for the holders of the 8% Senior Second Lien Notes due 2012 and 8.375% senior second lien notes due 2014 issued by and among Charter Operating and Charter Communications Operating Capital Corp. and the 10.875% senior second lien notes due 2014 issued by and among Charter Operating and Charter Communications Operating Capital Corp.); (iii) Wells Fargo Bank, N.A. (“Wells Fargo”) (in its capacities as successor Administrative Agent and successor Collateral Agent for the third lien prepetition secured lenders to CCO Holdings under the CCO Holdings credit facility); (iv) Law Debenture Trust Company of New York (“Law Debenture Trust”) (as the Trustee with respect to the $479 million in aggregate principal amount of 6.50% convertible senior notes due 2027 issued by Charter which are no longer outstanding following consummation of the Plan); (v) R2 Investments, LDC (“R2 Investments”) (an equity interest holder in Charter); and (vi) certain plaintiffs representing a putative class in a securities action against three Charter officers or directors filed in the United States District Court for the Eastern District of Arkansas (Iron Workers Local No. 25 Pension Fund, Indiana Laborers Pension Fund, and Iron Workers District Council of Western New York and Vicinity Pension Fund, in the action styled Iron Workers Local No. 25 Pension Fund v. Allen, et al., Case No. 4:09-cv-00405-JLH (E.D. Ark.).

Charter Operating amended its senior secured credit facilities effective March 31, 2010. In connection with the closing of these amendments, each of Bank of America, N.A. and JPMorgan, for itself and on behalf of the lenders under the Charter Operating senior secured credit facilities, agreed to dismiss the pending appeal of our Confirmation Order pending before the District Court for the Southern District of New York and to waive any objections to our Confirmation Order issued by the United States Bankruptcy Court for the Southern District of New York. The lenders filed their Stipulation of that dismissal and waiver of objections and it was signed by the judge on April 1, 2010 and the case dismissed.  On December 3, 2009, Wilmington Trust withdrew its notice of appeal.  On April 14, 2010, Wells Fargo filed their Stipulation of Dismissal of their appeal on behalf of the lenders under the CCO Holdings credit facility.  This Stipulation was signed by the judge on April 19, 2010 and the case dismissed. Law Debenture Trust and R2 Investments have filed their appeal briefs. The schedule for the securities plaintiffs to file their appeal briefs has not yet been established. We cannot predict the ultimate outcome of the appeals.

 Other Proceedings

In March 2009, Gerald Paul Bodet, Jr. filed a putative class action against Charter and Charter Communications Holding Company, LLC (Gerald Paul Bodet, Jr. v. Charter Communications, Inc. and Charter Communications Holding Company, LLC) in the U.S. District Court for the Eastern District of Louisiana. In April 2010, plaintiff filed a Third Amended Complaint which also named Charter Communications, LLC as a defendant. In the Third Amended Complaint, plaintiff alleges that the defendants violated the Sherman Act, state antitrust law and state unjust enrichment law by forcing subscribers to rent a set top box in order to subscribe to cable video services which are not available to subscribers by simply plugging a cable into a cable-ready television. Defendants’ response to the Third Amended Complaint is currently due on May 14, 2010. In June 2009, Derrick Lebryk and Nichols Gladson filed a putative class action against Charter, Charter Communications Holding Company, LLC, CCHC, LLC and Charter Communications Holding, LLC (Derrick Lebryk and Nicholas Gladson v. Charter Communications, Inc., Charter Communications Holding Company, LLC, CCHC, LLC and Charter Communications Holding, LLC) in the U.S. District Court for the Southern District of Illinois. The plaintiffs allege that the defendants violated the Sherman Act based on similar allegations as those alleged in Bodet v. Charter, et al. We understand similar claims have been made against other MSOs. The Charter defendants deny any liability and plan to vigorously contest these cases.

We are also aware of three suits filed by holders of securities issued by us or our subsidiaries. Key Colony Fund, LP. v. Charter Communications, Inc. and Paul W. Allen (sic), was filed in February 2009 in the Circuit Court of Pulaski County, Arkansas and asserts violations of the Arkansas Deceptive Trade Practices Act and fraud claims. Key Colony alleges that it purchased certain senior notes based on representations of Charter and agents and representatives of Paul Allen as part of a scheme to defraud certain Charter noteholders. Clifford James Smith v. Charter Communications, Inc. and Paul Allen, was filed in May 2009 in the United States District Court for the Central District of California. Mr. Smith alleges that he purchased Charter common stock based on statements by Charter and Mr. Allen and that Charter’s bankruptcy filing was not necessary. The defendants’ responded to that Complaint in February 2010 and filed a motion to dismiss thereafter.  In April 2010, the court entered an order dismissing the Complaint, holding that Mr. Smith’s claims are expressly released by the Third Party Release and Injunction within Charter’s Plan of Reorganization. Herb Lair, Iron Workers Local No. 25 Pension Fund et al. v. Neil Smit, Eloise Schmitz, and Paul G. Allen (“Iron Workers Local No. 25”), was filed in the United States District Court for the Eastern District of Arkansas on June 1, 2009. Mr. Smit was the Chief Executive Officer and Ms. Schmitz is the Chief Financial Officer of Charter. The plaintiffs, who seek to represent a class of plaintiffs who acquired Charter stock between October 23, 2006 and February 12, 2009, allege that they and others similarly situated were misled by statements by Ms. Schmitz, Mr. Smit, Mr. Allen and/or in Charter SEC filings. The plaintiffs assert violations of the Securities Exchange Act of 1934. In February 2010, the United States Bankruptcy Court for the Southern District of New York held that these plaintiffs’ causes of action were released by the Third Party Release and Injunction within Charter’s Plan of Reorganization. Plaintiffs thereafter filed an appeal with the United States District Court for the Southern District of New York.  Charter denies the allegations made by the plaintiffs in these matters, believes all of the claims asserted in these cases were released through the Plan and intends to seek dismissal of these cases and otherwise vigorously contest these cases.

We and our parent companies also are party to other lawsuits and claims that arise in the ordinary course of conducting our business.  The ultimate outcome of these other legal matters pending against us or our parent companies cannot be predicted, and although such lawsuits and claims are not expected individually to have a material adverse effect on our consolidated financial condition, results of operations, or liquidity, such lawsuits could have in the aggregate a material adverse effect on our consolidated financial condition, results of operations, or liquidity.  Whether or not we ultimately prevail in any particular lawsuit or claim, litigation can be time consuming and costly and injure our reputation.

Item 1A.                      Risk Factors.

Risks Related to Our Emergence From Bankruptcy

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.

In connection with the Plan, Charter was required to prepare projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon emergence from bankruptcy. Charter filed projected financial information with the Bankruptcy Court most recently on May 7, 2009 as part of the Disclosure Statement approved by the Bankruptcy Court. The projections reflect numerous assumptions concerning anticipated future performance and prevailing and anticipated market and economic conditions that were and continue to be beyond our control. Projections are inherently subject to uncertainties and to a wide variety of significant business, economic and competitive risks. Neither the projections nor any version of the Disclosure Statement should be considered or relied upon. After the date of the Disclosure Statement and during 2009, we recognized an impairment to our franchise values because of the lower than anticipated growth in revenues experienced during the first three quarters of 2009 and an expected reduction of future cash flows as a result of the economic and competitive environment.

Because our consolidated financial statements reflect fresh start accounting adjustments made upon emergence from bankruptcy, and because of the effects of the transactions that became effective pursuant to the Plan, financial information in the post-emergence financial statements is not comparable to our financial information from prior periods.

Upon our emergence from bankruptcy, we adopted fresh start accounting pursuant to which our reorganization value, which represents the fair value of the entity before considering liabilities and approximates the amount a willing buyer would pay for the assets of the entity immediately after the reorganization, was allocated to the fair value of assets. The amount remaining after allocation of the reorganization value to the fair value of identified tangible and intangible assets is reflected as goodwill, which is subject to periodic evaluation for impairment. Further, under fresh start accounting, the accumulated losses included in member’s deficit were eliminated. In addition to fresh start accounting, our consolidated financial statements reflect all effects of the transactions contemplated by the Plan. Thus, our balance sheets and statements of operations data are not comparable in many respects to our consolidated balance sheets and consolidated statements of operations data for periods prior to our adoption of fresh start accounting and prior to accounting for the effects of the reorganization.

Risks Related to Our Significant Indebtedness

We have a significant amount of debt and may incur significant additional debt, including secured debt, in the future, which could adversely affect our financial health and our ability to react to changes in our business.

We have a significant amount of debt and may (subject to applicable restrictions in our debt instruments) incur additional debt in the future. As of March 31, 2010, the total principal amount of debt and loans payable-related party of CCH II and its subsidiaries was approximately $12.9 billion.

Because of our significant indebtedness, our and our parent companies’ ability to raise additional capital at reasonable rates, or at all, is uncertain, and the ability of our subsidiaries to make distributions or payments to their respective parent companies is subject to availability of funds and restrictions under applicable debt instruments and under applicable law.

Our significant amount of debt could have other important consequences. For example, the debt will or could:

•	make us vulnerable to interest rate increases, because approximately 61% of our borrowings are, and may continue to be, subject to variable rates of interest;
•	expose us to increased interest expense to the extent we refinance existing debt with higher cost debt;
•
require us to dedicate a significant portion of our cash flow from operating activities to make payments on our debt, reducing our funds available for working capital, capital expenditures, and other general corporate expenses;

•	limit our flexibility in planning for, or reacting to, changes in our business, the cable and telecommunications industries, and the economy at large;

•	place us at a disadvantage compared to our competitors that have proportionately less debt;
•	adversely affect our relationship with customers and suppliers;
•
limit our and our parent companies’ ability to borrow additional funds in the future, or to access financing at the necessary level of the capital structure, due to applicable financial and restrictive covenants in our debt;

•	make it more difficult for us and our parent companies to obtain financing;
•	make it more difficult for us to satisfy the obligations to the holders of our notes and for us to satisfy our obligations to the lenders under our credit facilities; and
•	limit future increases in the value, or cause a decline in the value of Charter’s equity, which could limit Charter’s ability to raise additional capital by issuing equity.

If current debt amounts increase, the related risks that we now face will intensify.

The agreements and instruments governing our debt contain restrictions and limitations that could significantly affect our ability to operate our business, as well as significantly affect our liquidity.

Our credit facilities and the indentures governing our debt contain a number of significant covenants that could adversely affect our ability to operate our business, our liquidity, and our results of operations. These covenants restrict, among other things, our ability to:

•	incur additional debt;
•	repurchase or redeem equity interests and debt;
•	issue equity;
•	make certain investments or acquisitions;
•	pay dividends or make other distributions;
•	dispose of assets or merge;
•	enter into related party transactions; and
•	grant liens and pledge assets.

Additionally, the Charter Operating credit facilities require Charter Operating to comply with a maximum total leverage covenant and a maximum first lien leverage covenant. The breach of any covenants or obligations in our indentures or credit facilities, not otherwise waived or amended, could result in a default under the applicable debt obligations and could trigger acceleration of those obligations, which in turn could trigger cross defaults under other agreements governing our long-term indebtedness. In addition, the secured lenders under the Charter Operating credit facilities, the holders of the Charter Operating senior second-lien notes, and the secured lenders under the CCO Holdings credit facility could foreclose on their collateral, which includes equity interests in our subsidiaries, and exercise other rights of secured creditors. Any default under those credit facilities or the indentures governing our debt could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our notes and credit facilities, and could force us to seek the protection of the bankruptcy laws.

We depend on generating (and having available to the applicable obligor) sufficient cash flow to fund our debt obligations, capital expenditures, and ongoing operations.

We are dependent on our cash on hand and cash flows from operating activities to fund our debt obligations, capital expenditures and ongoing operations.

Our ability to service our debt and to fund our planned capital expenditures and ongoing operations will depend on our ability to generate and grow cash flow and our and our parent companies’ access (by dividend or otherwise) to additional liquidity sources. Our ability to generate and grow cash flow is dependent on many factors, including:

•
our ability to sustain and grow revenues and cash flows from operating activities by offering video, high-speed Internet, telephone and other services to residential and commercial customers, and to maintain and grow our customer base, particularly in the face of increasingly aggressive competition and the difficult economic conditions in the United States;

•
the impact of competition from other distributors, including but not limited to incumbent telephone companies, direct broadcast satellite operators, wireless broadband providers and DSL providers and competition from video provided over the Internet;

•	general business conditions, economic uncertainty or downturn and the significant downturn in the housing sector and overall economy;
•	our ability to obtain programming at reasonable prices or to raise prices to offset, in whole or in part, the effects of higher programming costs (including retransmission consents);
•	our ability to adequately deliver customer service; and
•	the effects of governmental regulation on our business.

Some of these factors are beyond our control. It is also difficult to assess the impact that the general economic downturn will have on future operations and financial results. The general economic downturn has resulted in reduced spending by customers and advertisers, which has impacted our revenues and our cash flows from operating activities from those that otherwise would have been generated. If we are unable to generate sufficient cash flow or we and our parent companies are unable to access additional liquidity sources, we may not be able to service and repay our debt, operate our business, respond to competitive challenges, or fund our and our parent companies’ other liquidity and capital needs.

Restrictions in our and our subsidiaries' debt instruments and under applicable law limit our and their ability to provide funds to the various debt issuers.

Our primary assets are our equity interests in our subsidiaries. Our operating subsidiaries are separate and distinct legal entities and are not obligated to make funds available for payments on our notes or other obligations in the form of loans, distributions, or otherwise. Charter Operating’s and CCO Holdings’ ability to make distributions to us or the applicable debt issuers to service debt obligations is subject to their compliance with the terms of their credit facilities and indentures, and restrictions under applicable law. Under the Delaware Limited Liability Company Act, our subsidiaries may only make distributions if the relevant entity has “surplus” as defined in the act. Under fraudulent transfer laws, our subsidiaries may not pay dividends if the relevant entity is insolvent or is rendered insolvent thereby. The measures of insolvency for purposes of these fraudulent transfer laws vary depending upon the law applied in any proceeding to determine whether a fraudulent transfer has occurred. Generally, however, an entity would be considered insolvent if:

•	the sum of its debts, including contingent liabilities, was greater than the fair saleable value of all its assets;
•
the present fair saleable value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could not pay its debts as they became due.

While we believe that Charter Operating and CCO Holdings currently have surplus and are not insolvent, there can otherwise be no assurance that these subsidiaries will not become insolvent or will be permitted to make distributions in the future in compliance with these restrictions in amounts needed to service our indebtedness. Our direct or indirect subsidiaries include the borrowers and guarantors under the CCO Holdings and Charter Operating credit facilities. Charter Operating is also an obligor, and its subsidiaries are guarantors under senior second-lien notes and CCO Holdings is an obligor under its existing senior notes. As of March 31, 2010, the total principal amount of debt and intercompany loans was approximately $12.9 billion, and approximately $11.3 billion was structurally senior to the CCH II notes.

In the event of bankruptcy, liquidation, or dissolution of one or more of our subsidiaries, that subsidiary’s assets would first be applied to satisfy its own obligations, and following such payments, such subsidiary may not have sufficient assets remaining to make payments to its parent company as an equity holder or otherwise. In that event:

•
the lenders under CCO Holdings’ credit facility and under Charter Operating’s credit facilities and senior second-lien notes, whose interests are secured by substantially all of our operating assets, and all holders of other debt of CCO Holdings and Charter Operating, will have the right to be paid in full before us from any of our subsidiaries’ assets; and

•
Charter and CCH I, the holders of preferred membership interests in our subsidiary, CC VIII, would have a claim on a portion of CC VIII’s assets that may reduce the amounts available for repayment to holders of our outstanding notes.

All of our outstanding debt is subject to change of control provisions. We and our parent companies may not have the ability to raise the funds necessary to fulfill our obligations under our indebtedness following a change of control, which would place us in default under the applicable debt instruments.

We and our parent companies may not have the ability to raise the funds necessary to fulfill our obligations under our notes and our credit facilities following a change of control. Under the indentures governing our notes, upon the occurrence of specified change of control events, the applicable note issuer is required to offer to repurchase all of its outstanding notes. However, we may not have sufficient access to funds at the time of the change of control event to make the required repurchase of the applicable notes, and all of the notes issuers are limited in their ability to make distributions or other payments to their respective parent company to fund any required repurchase. In addition, a change of control under the Charter Operating credit facilities would result in a default under those credit facilities. Because such credit facilities and our subsidiaries’ notes are obligations of our subsidiaries, the credit facilities and our subsidiaries’ notes would have to be repaid by our subsidiaries before their assets could be available to their parent companies to repurchase their notes. Any failure to make or complete a change of control offer would place the applicable note issuer or borrower in default under its notes. The failure of our subsidiaries to make a change of control offer or repay the amounts accelerated under their notes and credit facilities would place them in default.

Risks Related to Our Business

We operate in a very competitive business environment, which affects our ability to attract and retain customers and can adversely affect our business and operations.

The industry in which we operate is highly competitive and has become more so in recent years. In some instances, we compete against companies with fewer regulatory burdens, better access to financing, greater personnel resources, greater resources for marketing, greater and more favorable brand name recognition, and long-established relationships with regulatory authorities and customers. Increasing consolidation in the cable industry and the repeal of certain ownership rules have provided additional benefits to certain of our competitors, either through access to financing, resources, or efficiencies of scale.

Our principal competitors for video services throughout our territory are DBS providers. The two largest DBS providers are DirecTV and DISH Network. Competition from DBS, including intensive marketing efforts with aggressive pricing, exclusive programming and increased high definition broadcasting has had an adverse impact on our ability to retain customers. DBS has grown rapidly over the last several years. DBS companies have also expanded their activities in the MDU market. The cable industry, including us, has lost a significant number of video customers to DBS competition, and we face serious challenges in this area in the future.

Telephone companies, including two major telephone companies, AT&T and Verizon, offer video and other services in competition with us, and we expect they will increasingly do so in the future. Upgraded portions of these networks carry two-way video, data services and provide digital voice services similar to ours. In the case of Verizon, high-speed data services operate at speeds as high as or higher than ours. In addition, these companies continue to offer their traditional telephone services, as well as service bundles that include wireless voice services provided by affiliated companies. Based on our internal estimates, we believe that AT&T and Verizon are offering video services in areas serving approximately 25% to 29% of our estimated homes passed as of March 31, 2010, and we have experienced increased customer losses in these areas. AT&T and Verizon have also launched campaigns to capture more of the MDU market. Additional upgrades and product launches are expected in markets in which we operate. With respect to our Internet access services, we face competition, including intensive marketing efforts and aggressive pricing, from telephone companies and other providers of DSL. DSL service competes with our high-speed Internet service and is often offered at prices lower than our Internet services, although often at speeds lower than the speeds we offer. In addition, in many of our markets, these companies have entered into co-marketing arrangements with DBS providers to offer service bundles combining video services provided by a DBS provider with DSL and traditional telephone and wireless services offered by the telephone companies and their affiliates. These service bundles offer customers similar pricing and convenience advantages as our bundles. Moreover, as we continue to market our telephone offerings, we will face considerable competition from established telephone companies and other carriers.

The existence of more than one cable system operating in the same territory is referred to as an overbuild.  Overbuilds could adversely affect our growth, financial condition, and results of operations, by creating or increasing competition. Based on internal estimates and excluding telephone companies, as of March 31, 2010, we are aware of traditional overbuild situations impacting approximately 7% to 8% of our estimated homes passed, and potential traditional overbuild situations in areas servicing approximately an additional 1% of our estimated homes passed. Additional overbuild situations may occur in other systems. In order to attract new customers, from time to time we make promotional offers, including offers of temporarily reduced price or free service. These promotional programs result in significant advertising, programming and operating expenses, and also may require us to make capital expenditures to acquire and install customer premise equipment. Customers who subscribe to our services as a result of these offerings may not remain customers following the end of the promotional period. A failure to retain customers could have a material adverse effect on our business.

Mergers, joint ventures, and alliances among franchised, wireless, or private cable operators, DBS providers, local exchange carriers, and others, may provide additional benefits to some of our competitors, either through access to financing, resources, or efficiencies of scale, or the ability to provide multiple services in direct competition with us.

In addition to the various competitive factors discussed above, our business is subject to risks relating to increasing competition for the leisure and entertainment time of consumers. Our business competes with all other sources of entertainment and information delivery, including broadcast television, movies, live events, radio broadcasts, home video products, console games, print media, and the Internet. Technological advancements, such as video-on-demand, new video formats, and Internet streaming and downloading, have increased the number of entertainment and information delivery choices available to consumers, and intensified the challenges posed by audience fragmentation. The increasing number of choices available to audiences could also negatively impact advertisers’ willingness to purchase advertising from us, as well as the price they are willing to pay for advertising. If we do not respond appropriately to further increases in the leisure and entertainment choices available to consumers, our competitive position could deteriorate, and our financial results could suffer.

Our services may not allow us to compete effectively. Additionally, as we expand our offerings to include other telecommunications services, and to introduce new and enhanced services, we will be subject to competition from other providers of the services we offer. Competition may reduce our expected growth of future cash flows which may contribute to future impairments of our franchises and goodwill.

Economic conditions in the United States may adversely impact the growth of our business.

We believe that the weakened economic conditions in the United States, including a continued downturn in the housing market over the past year and increases in unemployment, have adversely affected consumer demand for our services, especially premium services, and have contributed to an increase in the number of homes that replace their traditional telephone service with wireless service thereby impacting the growth of our telephone business and also had a negative impact on our advertising revenue. These conditions have affected our net customer additions and revenue growth during 2009 and contributed to the franchise impairment charge incurred in 2009. If these conditions do not improve, we believe the growth of our business and results of operations will be further adversely affected which may contribute to future impairments of our franchises and goodwill.

We face risks inherent in our telephone and commercial businesses.

We may encounter unforeseen difficulties as we increase the scale of our service offerings to businesses. We sell video, high-speed data and network and transport services to businesses and have increased our focus on growing this business. In order to grow our commercial business, we expect to increase expenditures on technology, equipment and personnel focused on the commercial business. Commercial business customers often require service level agreements and generally have heightened customer expectations for reliability of services. If our efforts to build the infrastructure to scale the commercial business are not successful, the growth of our commercial services business would be limited. Continued growth in our residential telephone business faces risks. The competitive landscape for residential and commercial telephone services is intense; we face competition from providers of Internet telephone services, as well as incumbent telephone companies. Further, we face increasing competition for residential telephone services as more consumers in the United States are replacing traditional telephone service with wireless service. We depend on interconnection and related services provided by certain third parties for the growth of our commercial business. As a result, our ability to implement changes as the services grow may be limited. If we are unable to meet these service level requirements or expectations, our commercial business could be adversely affected. Finally, we expect advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment. Consequently, we are unable to predict the effect that ongoing or future developments in these areas might have on our telephone and commercial businesses and operations.

Our exposure to the credit risks of our customers, vendors and third parties could adversely affect our cash flow, results of operations and financial condition.

We are exposed to risks associated with the potential financial instability of our customers, many of whom have been adversely affected by the general economic downturn. Dramatic declines in the housing market over the past year, including falling home prices and increasing foreclosures, together with significant increases in unemployment, have severely affected consumer confidence and caused increased delinquencies or cancellations by our customers or lead to unfavorable changes in the mix of products purchased. The general economic downturn has also affected advertising sales, as companies seek to reduce expenditures and conserve cash. These events have adversely affected, and may continue to adversely affect our cash flow, results of operations and financial condition.

In addition, we are susceptible to risks associated with the potential financial instability of the vendors and third parties on which we rely to provide products and services or to which we outsource certain functions. The same economic conditions that may affect our customers, as well as volatility and disruption in the capital and credit markets, also could adversely affect vendors and third parties and lead to significant increases in prices, reduction in output or the bankruptcy of our vendors or third parties upon which we rely. Any interruption in the services provided by our vendors or by third parties could adversely affect our cash flow, results of operation and financial condition.

We may not have the ability to reduce the high growth rates of, or pass on to our customers, our increasing programming costs, which would adversely affect our cash flow and operating margins.

Programming has been, and is expected to continue to be, our largest operating expense item. In recent years, the cable industry has experienced a rapid escalation in the cost of programming. We expect programming costs to continue to increase, and at a higher rate than in 2009, because of a variety of factors including amounts paid for retransmission consent, annual increases imposed by programmers and additional programming, including high definition and OnDemand programming, being provided to customers. The inability to fully pass these programming cost increases on to our customers has had an adverse impact on our cash flow and operating margins associated with the video product. We have programming contracts that have expired and others that will expire at or before the end of 2010. There can be no assurance that these agreements will be renewed on favorable or comparable terms. To the extent that we are unable to reach agreement with certain programmers on terms that we believe are reasonable we may be forced to remove such programming channels from our line-up, which could result in a further loss of customers.

Increased demands by owners of some broadcast stations for carriage of other services or payments to those broadcasters for retransmission consent are likely to further increase our programming costs. Federal law allows commercial television broadcast stations to make an election between “must-carry” rights and an alternative “retransmission-consent” regime. When a station opts for the latter, cable operators are not allowed to carry the station’s signal without the station’s permission. In some cases, we carry stations under short-term arrangements while we attempt to negotiate new long-term retransmission agreements. If negotiations with these programmers prove unsuccessful, they could require us to cease carrying their signals, possibly for an indefinite period. Any loss of stations could make our video service less attractive to customers, which could result in less subscription and advertising revenue. In retransmission-consent negotiations, broadcasters often condition consent with respect to one station on carriage of one or more other stations or programming services in which they or their affiliates have an interest. Carriage of these other services, as well as increased fees for retransmission rights, may increase our programming expenses and diminish the amount of capacity we have available to introduce new services, which could have an adverse effect on our business and financial results.

Our inability to respond to technological developments and meet customer demand for new products and services could limit our ability to compete effectively.

Our business is characterized by rapid technological change and the introduction of new products and services, some of which are bandwidth-intensive. We may not be able to fund the capital expenditures necessary to keep pace with technological developments, or anticipate the demand of our customers for products and services requiring new technology or bandwidth. Our inability to maintain and expand our upgraded systems and provide advanced services in a timely manner, or to anticipate the demands of the marketplace, could materially adversely affect our ability to attract and retain customers. Consequently, our growth, financial condition and results of operations could suffer materially.

We depend on third party service providers, suppliers and licensors; thus, if we are unable to procure the necessary services, equipment, software or licenses on reasonable terms and on a timely basis, our ability to offer services could be impaired, and our growth, operations, business, financial results and financial condition could be materially adversely affected.

We depend on third party service providers, suppliers and licensors to supply some of the services, hardware, software and operational support necessary to provide some of our services. We obtain these materials from a limited number of vendors, some of which do not have a long operating history or which may not be able to continue to supply the equipment and services we desire. Some of our hardware, software and operational support vendors, and service providers represent our sole source of supply or have, either through contract or as a result of intellectual property rights, a position of some exclusivity. If demand exceeds these vendors’ capacity or if these vendors experience operating or financial difficulties, or are otherwise unable to provide the equipment or services we need in a timely manner and at reasonable prices, our ability to provide some services might be materially adversely affected, or the need to procure or develop alternative sources of the affected materials or services might delay our ability to serve our customers. These events could materially and adversely affect our ability to retain and attract customers, and have a material negative impact on our operations, business, financial results and financial condition. A limited number of vendors of key technologies can lead to less product innovation and higher costs. For these reasons, we generally endeavor to establish alternative vendors for materials we consider critical, but may not be able to establish these relationships or be able to obtain required materials on favorable terms.

In that regard, we currently purchase set-top boxes from a limited number of vendors, because each of our cable systems use one or two proprietary conditional access security schemes, which allows us to regulate subscriber access to some services, such as premium channels. We believe that the proprietary nature of these conditional access schemes makes other manufacturers reluctant to produce set-top boxes. Future innovation in set-top boxes may be restricted until these issues are resolved. In addition, we believe that the general lack of compatibility among set-top box operating systems has slowed the industry’s development and deployment of digital set-top box applications.

Malicious and abusive Internet practices could impair our high-speed Internet services.

Our high-speed Internet customers utilize our network to access the Internet and, as a consequence, we or they may become victim to common malicious and abusive Internet activities, such as peer-to-peer file sharing, unsolicited mass advertising (i.e., “spam”) and dissemination of viruses, worms, and other destructive or disruptive software. These activities could have adverse consequences on our network and our customers, including degradation of service, excessive call volume to call centers, and damage to our or our customers’ equipment and data. Significant incidents could lead to customer dissatisfaction and, ultimately, loss of customers or revenue, in addition to increased costs to service our customers and protect our network. Any significant loss of high-speed Internet customers or revenue, or significant increase in costs of serving those customers, could adversely affect our growth, financial condition and results of operations.

For tax purposes, Charter experienced a deemed ownership change upon emergence from Chapter 11 bankruptcy, resulting in an annual limitation on Charter’s ability to use its existing net operating loss carryforwards. Charter could experience another deemed ownership change in the future that could further limit its ability to use its net operating loss carryforwards.

As of December 31, 2009, Charter had approximately $6.3 billion of federal tax net operating losses, resulting in a gross deferred tax asset of approximately $2.2 billion, expiring in the years 2014 through 2028. These losses resulted from the operations of Charter Holdco and its subsidiaries. In addition, as of December 31, 2009, Charter had state tax net operating losses, resulting in a gross deferred tax asset (net of federal tax benefit) of approximately $209 million, generally expiring in years 2010 through 2028. Due to uncertainties in projected future taxable income, valuation allowances have been established against the gross deferred tax assets for book accounting purposes, except for deferred benefits available to offset certain deferred tax liabilities. Such tax net operating losses can accumulate and be used to offset our future taxable income.  The consummation of the Plan generated an “ownership change” as defined in Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). In general, an “ownership change” occurs whenever the percentage of the stock of a corporation owned, directly or indirectly, by “5-percent stockholders” (within the meaning of Section 382 of the Code) increases by more than 50 percentage points over the lowest percentage of the stock of such corporation owned, directly or indirectly, by such “5-percent stockholders” at any time over the preceding three years. As a result, Charter is subject to an annual limitation on the use of its net operating losses. Further, Charter’s net operating loss carryforwards have been reduced by the amount of the cancellation of debt income resulting from the Plan that was allocable to Charter. The limitation on Charter’s ability to use its net operating losses, in conjunction with the net operating loss expiration provisions, could reduce Charter’s ability to use a portion of its net operating losses to offset future taxable income which could result in Charter being required to make material cash tax payments. Charter’s ability to make such income tax payments, if any, will depend at such time on Charter’s liquidity or Charter’s ability to raise additional capital, and/or on receipt of payments or distributions from Charter Holdco and its subsidiaries, including CCH II.

If Charter were to experience a second ownership change in the future (as a result of purchases and sales of stock by Charter’s 5-percent stockholders, new issuances or redemptions of Charter’s stock, certain acquisitions of Charter’s stock and issuances, redemptions, sales or other dispositions or acquisitions of interests in Charter’s 5-percent stockholders), Charter’s ability to use its net operating losses could become subject to further limitations. In accordance with the Plan, Charter’s common stock is subject to certain transfer restrictions contained in our amended and restated certificate of incorporation. These restrictions, which are designed to minimize the likelihood of an ownership change occurring and thereby preserve Charter’s ability to utilize its net operating losses, are not currently operative but could become operative in the future if certain events occur and the restrictions are imposed by Charter’s board of directors. However, there can be no assurance that Charter’s board of directors would choose to impose these restrictions or that such restrictions, if imposed, would prevent an ownership change from occurring.

If we are unable to attract new key employees, the ability of our parent companies to manage our business could be adversely affected.

Our operational results during the recent prolonged economic downturn and our bankruptcy have depended, and our future results will depend, upon the retention and continued performance of our management team.  Our former President and Chief Executive Officer, Neil Smit, resigned effective February 28, 2010 and our Chief Operating Officer, Michael J. Lovett, assumed the additional title of Interim President and Chief Executive Officer at that time.  On April 12, 2010, Mr. Lovett was appointed President and Chief Executive Officer and elected to Charter’s Board of Directors. On that same day, Charter announced that Eloise Schmitz, our Executive Vice President and Chief Financial Officer, would be leaving Charter effective July 31, 2010. Accordingly, Charter will be conducting a search for a candidate to fill the position of Chief Financial Officer. Our parent companies’ ability to hire new key employees for management positions could be impacted adversely by the competitive environment for management talent in the telecommunications industry.  The loss of the services of key members of management and the inability to hire new key employees could adversely affect our ability to manage our business and our future operational and financial results.

Risks Related to Ownership Positions of Charter’s Principal Shareholders

If we were to have a person with a 35% or greater voting interest and Paul G. Allen did not maintain a voting interest in us greater than such holder, a change of control default could be triggered under our subsidiary's credit facilities.

On March 31, 2010, Charter Operating entered into an amended and restated credit agreement governing its credit facility.  Such amendment removed the requirement that Mr. Allen retain a voting interest in us.  However, the credit agreement continues to provide that a change of control under certain of our other debt instruments could result in an event of default under the credit agreement.  Certain of those other instruments define a change of control as including a holder holding more than 35% of our direct or indirect voting interest and the failure by (a) Mr. Allen, (b) his estate, spouse, immediate family members and heirs and (c) any trust, corporation, partnership or other entity, the beneficiaries, stockholders, partners or other owners of which consist exclusively of Mr. Allen or such other persons referred to in (b) above or a combination thereof to maintain a greater percentage of direct or indirect voting interest than such other holder.  Such a default could result in the acceleration of repayment of our indebtedness, including borrowings under the Charter Operating credit facilities.

Mr. Allen maintains a substantial voting interest in us and may have interests that conflict with the interests of the holders of our notes; Charter’s principal stockholders, other than Mr. Allen, own a significant amount of Charter’s common stock, giving them influence over corporate transactions and other matters.

As of March 31, 2010, Mr. Allen beneficially owned approximately 40% of the voting power of the capital stock of Charter, and he has the right to elect four of Charter’s eleven board members. Mr. Allen thus has the ability to influence fundamental corporate transactions requiring equity holder approval, including, but not limited to, the election of Charter’s directors, approval of merger transactions involving Charter and the sale of all or substantially all of Charter’s assets. Charter’s other principal stockholders have appointed members to Charter’s board of directors in accordance with the Plan, including Messrs. Zinterhofer and Glatt, who are employees of Apollo Management, L.P., and Mr. Karsh, who was appointed by Oaktree Opportunities Investments, L.P. and is the president of Oaktree Capital Management, L.P. Funds affiliated with AP Charter Holdings, L.P. beneficially hold approximately 31% of the Class A common stock of Charter representing approximately 20% of the vote. Oaktree Opportunities Investments, L.P. and certain affiliated funds beneficially hold approximately 18% of the Class A common stock of Charter representing approximately 11% of the vote. Funds advised by Franklin Advisers, Inc. beneficially hold approximately 19% of the Class A common stock of Charter representing approximately 12% of the vote. Charter’s principal stockholders may be able to exercise substantial influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate action, such as mergers and other business combination transactions should these stockholders retain a significant ownership interest in us.

Charter’s principal stockholders are not restricted from investing in, and have invested in, and engaged in, other businesses involving or related to the operation of cable television systems, video programming, high-speed Internet service, telephone or business and financial transactions conducted through broadband interactivity and Internet services. The principal stockholders may also engage in other businesses that compete or may in the future compete with us.

The principal stockholders’ substantial influence over our management and affairs could create conflicts of interest if any of them were faced with decisions that could have different implications for them and us.

Risks Related to Regulatory and Legislative Matters

Our business is subject to extensive governmental legislation and regulation, which could adversely affect our business.

Regulation of the cable industry has increased cable operators’ operational and administrative expenses and limited their revenues. Cable operators are subject to, among other things:

•	rules governing the provision of cable equipment and compatibility with new digital technologies;
•	rules and regulations relating to subscriber and employee privacy;
•	limited rate regulation;
•	rules governing the copyright royalties that must be paid for retransmitting broadcast signals;
•	requirements governing when a cable system must carry a particular broadcast station and when it must first obtain retransmission consent to carry a broadcast station;
•	requirements governing the provision of channel capacity to unaffiliated commercial leased access programmers;
•	rules limiting our ability to enter into exclusive agreements with multiple dwelling unit complexes and control our inside wiring;
•	rules, regulations, and regulatory policies relating to provision of voice communications and high-speed Internet service;
•	rules for franchise renewals and transfers; and
•	other requirements covering a variety of operational areas such as equal employment opportunity, technical standards, and customer service requirements.

Additionally, many aspects of these regulations are currently the subject of judicial proceedings and administrative or legislative proposals. In March 2010, the FCC submitted its National Broadband Plan to Congress and announced its intention to initiate approximately 40 rulemakings addressing a host of issues related to the delivery of broadband services, including video, data, voice over Internet protocol (“VoIP”), and other services. The broad reach of these rulemakings could ultimately impact the environment in which we operate. There are also ongoing efforts to amend or expand the federal, state, and local regulation of some of our cable systems, which may compound the regulatory risks we already face, and proposals that might make it easier for our employees to unionize. Certain states and localities are considering new cable and telecommunications taxes that could increase operating expenses.

Our cable system franchises are subject to non-renewal or termination. The failure to renew a franchise in one or more key markets could adversely affect our business.

Our cable systems generally operate pursuant to franchises, permits, and similar authorizations issued by a state or local governmental authority controlling the public rights-of-way. Many franchises establish comprehensive facilities and service requirements, as well as specific customer service standards and monetary penalties for non-compliance. In many cases, franchises are terminable if the franchisee fails to comply with significant provisions set forth in the franchise agreement governing system operations. Franchises are generally granted for fixed terms and must be periodically renewed. Franchising authorities may resist granting a renewal if either past performance or the prospective operating proposal is considered inadequate. Franchise authorities often demand concessions or other commitments as a condition to renewal. In some instances, local franchises have not been renewed at expiration, and we have operated and are operating under either temporary operating agreements or without a franchise while negotiating renewal terms with the local franchising authorities.

The traditional cable franchising regime is currently undergoing significant change as a result of various federal and state actions. Some of the new state franchising laws do not allow us to immediately opt into statewide franchising until (i) we have completed the term of the local franchise, in good standing, (ii) a competitor has entered the market, or (iii) in limited instances, where the local franchise allows the state franchise license to apply. In many cases, state franchising laws, and their varying application to us and new video providers, will result in less franchise imposed requirements for our competitors who are new entrants than for us until we are able to opt into the applicable state franchise.

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

Our cable system franchises are non-exclusive. Accordingly, local and state franchising authorities can grant additional franchises and create competition in market areas where none existed previously, resulting in overbuilds, which could adversely affect results of operations.

Our cable system franchises are non-exclusive. Consequently, local and state franchising authorities can grant additional franchises to competitors in the same geographic area or operate their own cable systems. In some cases, local government entities and municipal utilities may legally compete with us without obtaining a franchise from the local franchising authority. In addition, certain telephone companies are seeking authority to operate in communities without first obtaining a local franchise. As a result, competing operators may build systems in areas in which we hold franchises.

In a series of recent rulemakings, the FCC adopted new rules that streamline entry for new competitors (particularly those affiliated with telephone companies) and reduce franchising burdens for these new entrants.  At the same time, a substantial number of states recently have adopted new franchising laws. Again, these new laws were principally designed to streamline entry for new competitors, and they often provide advantages for these new entrants that are not immediately available to existing operators. As a result of these new franchising laws and regulations, we have seen an increase in the number of competitive cable franchises or operating certificates being issued, and we anticipate that trend to continue.

Local franchise authorities have the ability to impose additional regulatory constraints on our business, which could further increase our expenses.

In addition to the franchise agreement, cable authorities in some jurisdictions have adopted cable regulatory ordinances that further regulate the operation of cable systems. This additional regulation increases the cost of operating our business. Local franchising authorities may impose new and more restrictive requirements. Local franchising authorities who are certified to regulate rates in the communities where they operate generally have the power to reduce rates and order refunds on the rates charged for basic service and equipment.

Further regulation of the cable industry could cause us to delay or cancel service or programming enhancements, or impair our ability to raise rates to cover our increasing costs, resulting in increased losses.

Currently, rate regulation is strictly limited to the basic service tier and associated equipment and installation activities. However, the FCC and Congress continue to be concerned that cable rate increases are exceeding inflation. It is possible that either the FCC or Congress will further restrict the ability of cable system operators to implement rate increases. Should this occur, it would impede our ability to raise our rates. If we are unable to raise our rates in response to increasing costs, our losses would increase. There has been legislative and regulatory interest in requiring cable operators to offer historically combined programming services on an á la carte basis. It is possible that new marketing restrictions could be adopted in the future. Such restrictions could adversely affect our operations.

Actions by pole owners might subject us to significantly increased pole attachment costs.

Pole attachments are cable wires that are attached to utility poles. Cable system attachments to public utility poles historically have been regulated at the federal or state level, generally resulting in favorable pole attachment rates for attachments used to provide cable service. The FCC previously determined that the lower cable rate was applicable to the mixed use of a pole attachment for the provision of both cable and Internet access services. However, in late 2007, the FCC issued a Notice of Proposed Rulemaking (“NPRM”), in which it “tentatively concludes” that this approach should be modified. In 2009, a group of electric utilities petitioned the FCC to increase the pole attachment rates applicable to voice service provided through any technology. These changes could affect the pole attachment rates we pay when we offer either data or voice services over our broadband facility. Any changes in the FCC approach could result in a substantial increase in our pole attachment costs. In its recently released National Broadband Plan, however, the FCC suggested it might actually lower the pole attachment rates applicable to telecommunications delivery.

Increasing regulation of our Internet service product could adversely affect our ability to provide new products and services.

There has been continued advocacy by certain Internet content providers and consumer groups for new federal laws or regulations to adopt so-called “net neutrality” principles limiting the ability of broadband network owners (like us) to manage and control their own networks. In August 2005, the FCC issued a nonbinding policy statement identifying four principles to guide its policymaking regarding high-speed Internet and related services. These principles provide that consumers are entitled to: (i) access lawful Internet content of their choice; (ii) run applications and services of their choice, subject to the needs of law enforcement; (iii) connect their choice of legal devices that do not harm the network; and (iv) enjoy competition among network providers, application and service providers, and content providers. In August 2008, the FCC issued an order concerning one Internet network management practice in use by another cable operator, effectively treating the four principles as rules and ordering a change in network management practices. In October 2009, the FCC released a NPRM seeking additional comment on draft rules to codify these principles and to consider further network neutrality requirements. On April 6, 2010, the United States Court of Appeals for the D.C. Circuit vacated the FCC’s 2008 order which may impact this October 2009 rulemaking. Additional proposals for legislation or additional regulatory efforts by the FCC could impose new obligations on high-speed Internet providers. Any such rules or statutes could limit our ability to manage our cable systems (including use for other services), to obtain value for use of our cable systems and respond to competitive competitions.

Changes in channel carriage regulations could impose significant additional costs on us.

Cable operators also face significant regulation of their channel carriage. We can be required to devote substantial capacity to the carriage of programming that we might not carry voluntarily, including certain local broadcast signals; local public, educational and government access (“PEG”) programming; and unaffiliated, commercial leased access programming (required channel capacity for use by persons unaffiliated with the cable operator who desire to distribute programming over a cable system). The FCC adopted a plan in 2007 addressing the cable industry’s broadcast carriage obligations once the broadcast industry migration from analog to digital transmission is completed, which occurred in June 2009. Under the FCC’s plan, most cable systems are required to offer both an analog and digital version of local broadcast signals for three years after the June 12, 2009 digital transition date. This burden could increase further if we are required to carry multiple programming streams included within a single digital broadcast transmission (multicast carriage) or if our broadcast carriage obligations are otherwise expanded. At the same time, the cost that cable operators face to secure retransmission consent for the carriage of popular broadcast stations is increasing significantly. The FCC also adopted new commercial leased access rules (currently stayed while under appeal) which dramatically reduce the rate we can charge for leasing this capacity and dramatically increase our associated administrative burdens. These regulatory changes could disrupt existing programming commitments, interfere with our preferred use of limited channel capacity, and limit our ability to offer services that would maximize our revenue potential. It is possible that other legal restraints will be adopted limiting our discretion over programming decisions.

Offering voice communications service may subject us to additional regulatory burdens, causing us to incur additional costs.

We offer voice communications services over our broadband network and continue to develop and deploy VoIP services. The FCC has declared that certain VoIP services are not subject to traditional state public utility regulation. The full extent of the FCC preemption of state and local regulation of VoIP services is not yet clear. Expanding our offering of these services may require us to obtain certain authorizations, including federal and state licenses. We may not be able to obtain such authorizations in a timely manner, or conditions could be imposed upon such licenses or authorizations that may not be favorable to us. The FCC has extended certain traditional telecommunications requirements, such as E911, Universal Service fund collection, CALEA, Customer Proprietary Network Information and telephone relay requirements to many VoIP providers such as us. Telecommunications companies generally are subject to other significant regulation which could also be extended to VoIP providers. If additional telecommunications regulations are applied to our VoIP service, it could cause us to incur additional costs.

Item 5.     Other Information

On April 12, 2010, Michael J. Lovett, who had been our Interim President and Chief Executive Officer and Chief Operating Officer, was appointed President and Chief Executive Officer and elected to Charter’s Board of Directors.  As of May 3, 2010, we appointed Marwan Fawaz, previously our Executive Vice President and Chief Technology Officer, to the office of Executive Vice President, Operations and Chief Technology Officer.  Also, as of May 3, 2010, Charter and Mr. Fawaz entered into an Amendment ("Amendment") to his Amended and Restated Employment Agreement, dated February 23, 2010 ("Agreement"), pursuant to which Mr. Fawaz will serve as Executive Vice President, Operations and Chief Technology Officer, with such responsibilities, duties and authority including overall management responsibility for technology and engineering and for supervising our operations.  Under the Amendment, Mr. Fawaz is to receive a base salary of not less than $650,000 per annum, a Target Bonus under Charter’s Executive Bonus Plan of 125%, and a grant of stock options to purchase 100,000 shares of the Charter’s Class A common stock, to be granted at the time other participants receive their 2010 stock option grants.  The Amendment shall be effective for a period of 12 months, after which time the terms of Mr. Fawaz's employment shall revert to those contained in the Agreement.

Item 6.                  Exhibits.

The index to the exhibits begins on page E-1 of this quarterly report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, Charter Communications, Inc. has duly caused this quarterly report to be signed on its behalf by the undersigned, thereunto duly authorized.

CCH II, LLC
Registrant

Dated: May 10, 2010	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Senior Vice President - Finance, Controller and Chief Accounting Officer

CCH II CAPITAL CORP.
Registrant

Dated: May 10, 2010	By: /s/ Kevin D. Howard
	Name:	Kevin D. Howard
	Title:	Senior Vice President - Finance, Controller and Chief Accounting Officer

S-1

EXHIBIT INDEX

Exhibit	Description

2.1
Debtors’ Disclosure Statement filed pursuant to Chapter 11 of the United States Bankruptcy Code filed on May 1, 2009 with the United States Bankruptcy Court for the Southern District of New York in Case No. 09-11435 (Jointly Administered) (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 6, 2009 (File No. 001-33664)).

2.2
Debtors’ Joint Plan of Reorganization filed pursuant to Chapter 11 of the United States Bankruptcy Code filed on July 15, 2009 with the United States Bankruptcy Court for the Southern District of New York in Case No. 09-11435 (Jointly Administered) (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 6, 2009 (File No. 001-33664)).

3.1
Certificate of Formation of CCH II, LLC (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the registration statement on Form S-4 of CCH II, LLC and CCH II Capital Corporation filed on March 24, 2004 (File No. 333-111423)).

3.2
Amended and Restated Limited Liability Company Agreement of CCH II, LLC, dated as of November 30, 2009 (incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 of CCH II, LLC and CCH II Capital Corp. filed on January 15, 2010 (File No. 333-164381)).

3.3
Amended and Restated Certificate of Incorporation of CCH II Capital Corp. dated effective November 30, 2009(incorporated by reference to Exhibit 3.2 to the registration statement on Form S-4 of CCH II, LLC and CCH II Capital Corp. filed on January 15, 2010 (File No. 333-164381)).

3.4
Amended and Reinstated By-laws of CCH II Capital Corporation (incorporated by reference to Exhibit 3.4 to Amendment No. 1 to the registration statement on Form S-4 of CCH II, LLC and CCH II Capital Corporation filed on March 24, 2004 (File No. 333-111423)).

4.1
Indenture relating to the 13.50% Senior Notes due 2016, dated as of November 30, 2009, among CCH II, LLC, CCH II Capital Corp. and The Bank of New York Mellon Trust Company, NA (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on December 4, 2009 (File No. 000-27927)).

10.1
Indenture relating to the 8-3/4 % Senior Notes due 2013, dated as of November 10, 2003, by and among CCO Holdings, LLC, CCO Holdings Capital Corp. and Wells Fargo Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Charter Communications, Inc.’s current report on Form 8-K filed on November 12, 2003 (File No. 000-27927)).

10.2
Indenture relating to the 8% senior second lien notes due 2012 and 83/8 % senior second lien notes due 2014, dated as of April 27, 2004, by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and Wells Fargo Bank, N.A. as trustee (incorporated by reference to Exhibit 10.32 to Amendment No. 2 to the registration statement on Form S-4 of CCH II, LLC filed on May 5, 2004 (File No. 333-111423)).

10.3(a)
Indenture relating to the 10.875% senior second lien notes due 2014 dated as of March 19, 2008, by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp. and Wilmington Trust Company, trustee (incorporated by reference to Exhibit 10.1 to the quarterly report filed on Form 10-Q of Charter Communications, Inc. filed on May 12, 2008 (File No. 000-027927)).

10.3(b)
Collateral Agreement, dated as of March 19, 2008 by and among Charter Communications Operating, LLC, Charter Communications Operating Capital Corp., CCO Holdings, LLC and certain of its subsidiaries in favor of Wilmington Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the quarterly report filed on Form 10-Q of Charter Communications, Inc. filed on May 12, 2008 (File No. 000-027927)).

10.4(a)
Restructuring Agreement, dated February 11, 2009, by and between Charter Communications, Inc. and certain members of the Crossover Committee (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on February 13, 2009 (File No. 001-33664)).

10.4(b)
Amendment to Restructuring Agreement, dated July 30, 2009, by and between Charter Communications, Inc. and certain members of the Crossover Committee (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 9, 2009 (File No. 001-33664)).

10.4(c)
Second Amendment to Restructuring Agreement, dated September 29, 2009, by and between Charter Communications, Inc. and certain members of the Crossover Committee (incorporated by reference to Exhibit 10.3 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 9, 2009 (File No. 001-33664)).

10.4(d)
Third Amendment to Restructuring Agreement, dated October 13, 2009, by and between Charter Communications, Inc. and certain members of the Crossover Committee (incorporated by reference to Exhibit 10.5 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 9, 2009 (File No. 001-33664)).

10.4(e)
Fourth Amendment to Restructuring Agreement, dated October 30, 2009, by and between Charter Communications, Inc. and certain members of the Crossover Committee (incorporated by reference to Exhibit 10.7 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 9, 2009 (File No. 001-33664)).

10.4(f)
Fifth Amendment to Restructuring Agreement, dated November 10, 2009, by and between Charter Communications, Inc. and certain members of the Crossover Committee (incorporated by reference to Exhibit 10.2(f) to the registration statement on Form S-1 of Charter Communications, Inc. filed on December 31, 2009 (File No. 333-111423)).

10.4(g)
Sixth Amendment to Restructuring Agreement, dated November 25, 2009, by and between Charter Communications, Inc. and certain members of the Crossover Committee (incorporated by reference to Exhibit 10.2(g) to the registration statement on Form S-1 of Charter Communications, Inc. filed on December 31, 2009 (File No. 333-111423)).

10.5(a)
Restructuring Agreement, dated as of February 11, 2009, by and among Paul G. Allen, Charter Investment, Inc. and Charter Communications, Inc. (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on February 13, 2009 (File No. 001-33664)).

10.5(b)
Amendment to Restructuring Agreement, dated July 30, 2009, by and among Paul G. Allen, Charter Investment, Inc. and Charter Communications, Inc. (incorporated by reference to Exhibit 10.2 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 9, 2009 (File No. 001-33664)).

10.5(c)
Second Amendment to Restructuring Agreement, dated September 29, 2009, by and among Paul G. Allen, Charter Investment, Inc. and Charter Communications, Inc. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 9, 2009 (File No. 001-33664)).

10.5(d)
Third Amendment to Restructuring Agreement, dated October 13, 2009, by and among Paul G. Allen, Charter Investment, Inc. and Charter Communications, Inc. (incorporated by reference to Exhibit 10.6 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 9, 2009 (File No. 001-33664)).

10.5(e)
Fourth Amendment to Restructuring Agreement, dated October 30, 2009, by and among Paul G. Allen, Charter Investment, Inc. and Charter Communications, Inc. (incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on November 9, 2009 (File No. 001-33664)).

10.5(f)
Fifth Amendment to Restructuring Agreement, dated November 11, 2009, by and among Paul G. Allen, Charter Investment, Inc. and Charter Communications, Inc. (incorporated by reference to Exhibit 10.3(f) to the registration statement on Form S-1 of Charter Communications, Inc. filed on December 31, 2009 (File No. 333-111423)).

10.5(g)
Sixth Amendment to Restructuring Agreement, dated November 25, 2009, by and among Paul G. Allen, Charter Investment, Inc. and Charter Communications, Inc. (incorporated by reference to Exhibit 10.3(g) to the registration statement on Form S-1 of Charter Communications, Inc. filed on December 31, 2009 (File No. 333-111423)).

10.6
Commitment Letter, dated February 11, 2009, by and among Charter Communications, Inc., CCH I LLC, CCH II LLC, Charter Communications Operating, LLC and certain members of the Crossover Committee (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on February 13, 2009 (File No. 001-33664)).

10.7
Registration Rights Agreement, dated as of November 30, 2009, by and among Charter Communications, Inc. and certain investors listed therein (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on December 4, 2009 (File No. 001-33664)).

10.8
Exchange and Registration Rights Agreement, dated as of November 30, 2009, by and among CCH II, LLC, CCH II Capital Corp and certain investors listed therein (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on December 4, 2009 (File No. 001-33664)).

10.9
Exchange Agreement, dated as of November 30, 2009, among Charter Communications, Inc., Charter Investment, Inc., Paul G. Allen and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.5 to the current report on Form 8-K of Charter Communications, Inc. filed on December 4, 2009 (File No. 001-33664)).

10.10
Lock-Up Agreement, dated as November 30, 2009, among Charter Communications, Inc, Paul G. Allen and Charter Investment, Inc. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on December 4, 2009 (File No. 001-33664)).

10.11
Amended and Restated Limited Liability Company Agreement, dated as of November 30, 2009, among Charter Communications, Inc, Charter Investment, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on December 4, 2009 (File No. 001-33664)).

10.12
Second Amended and Restated Mutual Services Agreement, dated as of June 19, 2003 between Charter Communications, Inc. and Charter Communications Holding Company, LLC (incorporated by reference to Exhibit 10.5(a) to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 000-27927)).

10.13
Amended and Restated Management Agreement, dated as of June 19, 2003, between Charter Communications Operating, LLC and Charter Communications, Inc. (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q filed by Charter Communications, Inc. on August 5, 2003 (File No. 333-83887)).

10.14
Amended and Restated Credit Agreement, dated as of March 31, 2010, among Charter Communications Operating, LLC, CCO Holdings, LLC, the lenders from time to time parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on April 6, 2010 (File No. 001-33664)).

10.15
Amended and Restated Guarantee and Collateral Agreement made by CCO Holdings, LLC, Charter Communications Operating, LLC and certain of its subsidiaries in favor of Bank of America, N.A., as administrative agent, dated as of March 18, 1999, as amended and restated as of March 31, 2010 (incorporated by reference to Exhibit 10.2 to the current report on Form 8-K of Charter Communications, Inc. filed on April 6, 2010 (File No. 001-33664)).

10.16
Credit Agreement, dated as of March 6, 2007, among CCO Holdings, LLC, the lenders from time to time parties thereto and Bank of America, N.A., as administrative agent (incorporated by reference to Exhibit 10.3 to the current report on Form 8-K of Charter Communications, Inc. filed on March 12, 2007 (File No. 000-27927)).

10.17
Pledge Agreement made by CCO Holdings, LLC in favor of Bank of America, N.A., as Collateral Agent, dated as of March 6, 2007 (incorporated by reference to Exhibit 10.4 to the current report on Form 8-K of Charter Communications, Inc. filed on March 12, 2007 (File No. 000-27927)).

10.18
Charter Communications, Inc. Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Charter Communications, Inc. filed on December 21, 2009 (File No. 001-33664)).

10.19†
Amended and Restated Employment Agreement between Michael J. Lovett and Charter Communications, Inc., dated effective as of February 1, 2010 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on April 13, 2010 (File No. 001-33664))

10.20(a)†
Amended and Restated Employment Agreement between Eloise E. Schmitz and Charter Communications, Inc., dated as of July 1, 2008 (incorporated by reference to Exhibit 10.4 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on August 5, 2008 (File No. 000-27927)).

10.20(b)†
Amendment to Employment Agreement of Eloise Schmitz, dated November 30, 2009 (incorporated by reference to Exhibit 10.8 to the current report on Form 8-K of Charter Communications, Inc. filed on December 4, 2009 (File No. 000-27927)).

10.21(a)†
 Amended and Restated Employment Agreement of Marwan Fawaz, dated February 23, 2010 (incorporated by reference to Exhibit 10.24 of the annual report on Form 10-K of CCO Holdings, LLC and CCO Capital Corp. filed on March 30, 2010 (File No. 001-33664)).

10.7(b) †
Amendment No. 1 to the Amended and Restated Employment Agreement between Marwan Fawaz and Charter Communications, Inc. dated May 3, 2010 (incorporated by reference to Exhibit 10.7(b) of the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 6, 2010 (File No. 001-33664)).

10.22†
Charter Communications, Inc. Value Creation Plan adopted on March 12, 2009 (incorporated by reference to Exhibit 10.1 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 7, 2009 (File No. 001-33664)).

10.23	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Charter Communications, Inc. filed on February 12, 2010 (File No. 001-33664)).
10.24†
Summary of Charter Communications, Inc. 2010 Executive Bonus Plan (incorporated by reference to Exhibit 10.8 to the quarterly report on Form 10-Q of Charter Communications, Inc. filed on May 6, 2010 (File No. 001-33664)).

12.1*	Computation of Ratio of Earnings to Fixed Charges.
31.1*	Certificate of Chief Executive Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the under the Securities Exchange Act of 1934.
31.2*	Certificate of Chief Financial Officer pursuant to Rule 13a-14(a)/Rule 15d-14(a) under the Securities Exchange Act of 1934.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer).
32.2*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Financial Officer).

+ Management compensatory plan or arrangement
* Document attached